Form 10-Q
period 1996-03-31
WAVEPHORE INC
filed 1996-05-13
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                         Commission File Number: 0-24858
                                                --------

                                WAVEPHORE, INC.
             (Exact name of registrant as specified in its charter)


                 INDIANA                                       86-9491428
       (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                     Identification No.)


                    2601 WEST BROADWAY ROAD, TEMPE, AZ 85282
                                 (602) 438-8700
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.

                                  Yes  X  No
                                      ---   ---


The number of shares outstanding of the issuer's common shares, as of May 10, 1996:

                COMMON SHARES, NO PAR VALUE:  12,000,071 SHARES

                                 WAVEPHORE, INC.
                                      INDEX

                                                                        Page
                                                                        ----
PART I   FINANCIAL INFORMATION

         Item 1. Financial Statements

           Condensed Consolidated Balance Sheets -
             March 31, 1996 and December 31, 1995 ...................    3

           Condensed Consolidated Statements of Operations -
             Three months ended March 31, 1996 and 1995 .............    4

           Condensed Consolidated Statements of Cash Flows -
             Three months ended March 31, 1996 and 1995 .............    5

           Notes to Condensed Consolidated Financial Statements .....    6

         Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations ............    7

PART II  OTHER INFORMATION

         Item 6. Exhibits and Reports on Form 8-K ...................    8

SIGNATURES ..........................................................    9

EXHIBITS

         Exhibit Index ..............................................   10

              (27)  Financial Data Schedule

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 WavePhore, Inc.
                      Condensed Consolidated Balance Sheets

                                                          March 31,     December 31,
                                                            1996            1995
                                                         -----------    ------------
                                                         (Unaudited)
 ASSETS
 Current assets:
   Cash and cash equivalents                            $16,988,351     $10,945,178
   Accounts receivable                                    2,798,293       3,437,374
   Inventories                                            2,711,098       2,194,673
   Other Receivables                                        160,101         159,028
   Notes receivable from officers, including interest        41,692          40,757

   Prepaid expenses and other                               532,228         518,568
                                                        -----------     -----------
     Total current assets                                23,231,763      17,295,578

 Notes and other receivables                                 165,274         212,138
 Property and equipment, net                               2,021,405       2,013,655
 Intangibles assets of businesses acquired, net           17,983,558      18,467,252
 Deposits and other assets                                   353,602         269,530
                                                         -----------     -----------
                                                         $43,755,602     $38,258,153
                                                         ===========     ===========
 LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities:
   Accounts payable                                     $ 1,589,755     $ 2,119,244
   Accrued stock issuance expenses                              -         1,977,000
   Accrued expenses                                         421,732         813,285
   Current portion of long-term debt                      1,968,678       1,197,466
   Other                                                    150,000         190,000
                                                        -----------     -----------
     Total current liabilities                            4,130,165       6,296,995

 Long-term debt, less current portion                        636,233         637,843
 Other long-term liabilities                                 227,994         217,487
 Deferred Compensation                                           -           300,000
 Stockholders' equity                                     38,761,210      30,805,828
                                                         -----------     -----------
                                                         $43,755,602     $38,258,153
                                                         ===========     ===========


 See accompanying notes.

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                 Three months ended
                                                      March 31,
                                           -----------------------------
                                              1996               1995
                                           -----------       -----------
 Revenues                                  $ 4,043,436       $   185,949
 Cost of revenues                            2,491,406           174,878
                                           -----------       -----------
   Gross margin                              1,552,030            11,071

 Operating expenses:
   Product development                         937,326         1,000,630
   Sales and marketing                       1,274,256           388,705
   General and administrative                1,343,415           532,796
   Charge for purchased research and
    development                                    -             473,679
   Amortization                                483,694               -
                                           -----------       -----------
                                             4,038,691         2,395,810
                                           -----------       -----------
 Loss from operations                       (2,486,661)       (2,384,739)

 Other (income) expense:
   Interest expense                             47,986             3,594
   Interest income                            (189,898)         (121,016)
   Other                                          (973)           (4,339)
                                           -----------       -----------
                                              (142,885)         (121,761)
                                           -----------       -----------
 Net loss                                  $(2,343,776)      $(2,262,978)
                                           ===========       ===========
 Net loss per share                        $      (.20)      $      (.23)
                                           ===========       ===========
Number of shares used in per share
 calculation                                11,648,169         9,732,133
                                           ===========       ===========

See accompanying notes.

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                              Three months ended
                                                        -----------------------------
                                                         March 31,         March 31,
                                                           1996              1995
                                                        -----------       -----------
 OPERATING ACTIVITIES
 Net loss                                              $(2,343,776)      $(2,262,978)
 Adjustments to reconcile net loss to net
   cash used in operating activities:
   Depreciation and amortization                           726,352            58,415
   Charge for purchased research and development               -             473,679
   Provision for doubtful accounts                          21,000               -
   Changes in operating assets and liabilities            (624,741)         (329,192)
                                                       -----------       -----------
 Net cash used in operating activities                  (2,221,165)       (2,060,076)

 INVESTING ACTIVITIES:
   Purchase of property and equipment                     (250,408)         (272,638)
   Purchase of business, net of cash acquired                  -             (17,671)
   Loans to officers, including interest                      (935)         (630,854)
   Repayments on loans to officers                             -              29,002
                                                       -----------       -----------
 Net cash used in investing activities                    (251,343)         (892,161)

 FINANCING ACTIVITIES:
   Issuance of preferred shares, net                     5,574,220               -
   Payment of preferred stock dividend                    (276,080)              -
   Issuance of common stock, net                         2,444,400            61,499
   Payments on notes payable and to bank                   (19,550)         (108,144)
   Borrowings under credit line, net                       789,152               -
   Purchase of treasury stock                                  -            (569,364)
   Other                                                     3,539           (13,927)
   Issuance of loan receivable                                 -            (140,924)
   Repayments on loan receivable                               -             140,924
                                                        -----------       -----------
 Net cash provided by (used in) financing activities      8,515,681          (629,936)
                                                        -----------       -----------
 Net increase (decrease) in cash and cash equivalents     6,043,173        (3,582,173)
 Cash and cash equivalents at beginning of period        10,945,178        10,324,921
                                                        -----------       -----------
 Cash and cash equivalents at end of period             $16,988,351       $ 6,742,748
                                                        ===========       ===========
 Supplemental cash flow information:
    - Issuance of common stock in connection
       with purchase of business                                          $ 1,135,065
                                                                          ===========

See accompanying notes.

                                 WAVEPHORE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three month period ended March 31, 1996 are not necessarily indicative of the results to be expected for the full year. Effective January 1, 1996, the Company discontinued the development stage.

(2)      LOSS PER SHARE

         Loss per share is based on the weighted average number of common shares outstanding during each period. Common stock equivalents, which were anti-dilutive, were not included in the computation of net loss per share.

(3)      RECLASSIFICATIONS

         Certain amounts presented for the three months ended March 31, 1995 have been reclassified to conform to March 31, 1996 presentation.

(4)      INVENTORIES

         Inventories consist of the following:

                                     March 31,    December 31,
                                       1996           1995
                                    --------------------------

         Finished goods             $  771,490     $  588,260
         Work-in-process             1,479,398      1,334,567
         Raw materials                 460,210        271,846
                                    -------------------------
                                    $2,711,098     $2,194,673
                                    =========================

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         WavePhore, Inc. including its newly acquired, wholly-owned subsidiaries, WavePhore Canada, Inc. and WavePhore Networks, Inc.. (formerly Mainstream Data, Inc.) collectively (the "Company"), is a developer and provider of proprietary products and services for the low-cost, high speed distribution of digital data via the existing worldwide television, radio and satellite broadcast infrastructures. The year of 1995 marked a major transition in the Company's evolution from a technology organization, principally a hardware and network systems developer, to a fully integrated information solutions provider. The company had been in the development stage until the end of 1995. Effective January 1, 1996, the Company discontinued the development stage.

         On January 25, 1995, the Company purchased all of the outstanding common stock of BleuMont Telecom Inc. of Montreal, Canada. Subsequent to the acquisition, BleuMont Telecom Inc. was renamed WavePhore Canada, Inc. ("WavePhore Canada"). WavePhore Canada is involved in the research, development and marketing of products and services for the transmission of data by television signal. The acquisition was accounted for as a purchase and, accordingly, the operating results of WavePhore Canada have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of WavePhore Canada common stock was approximately $1.3 million, consisting of $284,831 in cash (includes direct cost of acquisition) and the issuance of 244,626 shares of the Company's common stock.

         During the second quarter of 1995, the Company entered into an agreement with Intel Corporation ("Intel") whereby it agreed to develop data broadcasting technology for Intel. The agreement provides, among other things, for the Company to license to Intel certain of the Company's proprietary technologies and Intel granting the Company certain rights with respect to the sale and distribution of products incorporating such technologies. In addition, under a separate agreement, Intel acquired the right to purchase up to 250,000 common shares of the Company by May of 1997. In connection with the agreements, Intel made payments to the Company aggregating $500,000 in cash, and agreed to pay other license fees and royalties to the Company.

         On December 29, 1995, the Company purchased all of the outstanding common stock of WavePhore Networks, Inc. (formerly Mainstream Data, Inc.), hereafter referred to as "WavePhore Networks". WavePhore Networks is a provider of proprietary products and services for the distribution of digital data via direct satellite links and local FM broadcast frequencies. In addition, WavePhore Networks markets an information product known as Newscast. The acquisition was accounted for as a purchase and, accordingly, the operating results of WavePhore Networks have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price was approximately $29.4 million, consisting of $20.1 million in cash and the issuance of 747,029 shares of the Company's common stock.

RESULTS OF OPERATIONS  - THREE MONTHS ENDED MARCH 31, 1996 AND 1995

         Revenues. Revenues are derived from Datacasting Services and equipment sales and Newscast(TM) services. Revenues for the three months ended March 31, 1996 were $4,043,000 compared to $186,000 for the comparable period in the prior year. The increase in revenues is the result of the increase in volume in the Datacasting Services and Newscast businesses.

         Cost of Revenues. Cost of revenues consists primarily of royalties paid to third party information providers for the cost of news services sold to customers, costs associated with transmitting news services to customer sites and cost of computer hardware and software sold to customers. The increase in cost of revenues is due to the increased business volume.

         Product Development. Product development expenses were $937,000 and $1,001,000 for the three month period ended March 31, 1996 and 1995, respectively. The product development expenses consists primarily of design, testing and support of the Company's existing and developing hardware, software and services. The Company anticipates continuing to make significant expenditures in product development as it develops new and enhanced services and provides service to a growing customer base.

         Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 1996 increased approximately $854,000 over the comparable period of the prior year. The increase relates primarily to additional sales personnel, increased travel and advertising and promotional costs.

         General and Administrative. General and administrative expenses for the three months ended March 31, 1996 increased approximately $811,000, over the comparable period of the prior year. The increase relates primarily to the acquisition of WavePhore Canada in January 1995 and WavePhore Networks in December 1995.

         Charge for purchased research and development. The charge for purchased research and development relates to the portion of the total cost to purchase WavePhore Canada common stock which was allocated to research and development that was being conducted by WavePhore Canada at the time of the purchase.

         Interest Expense. Interest expense increased during the three months ended March 31, 1996, compared to the same period of the prior year, due to the average debt outstanding during the period increasing in 1996 compared to 1995.

         Interest Income. Interest income increased during the three months ended March 31, 1996, compared to the same period of the prior year, due to the increase in cash and cash equivalents resulting from the cash proceeds from the private offering of the Company's preferred stock in December 1995 and January 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1996 and 1995, the Company used cash in its operations of $2,221,165 and $2,060,076, respectively. Cash used in operations is less than the net losses primarily because of non cash charges of depreciation and amortization and the charge for purchased research and development. Cash flows used in investing activities was $251,343 for the three months ended March 31, 1996, compared to cash used in investing activities of $892,161 for the same period in the prior year. The Company made $250,408 of purchases of property and equipment. For the three months ended March 31, 1996, the Company generated cash of $8,515,681 from financing activities primarily from the issuance of preferred and common stock and bank borrowings of $789,000. These sources of cash were offset by the payment of a preferred stock dividend in the amount of $276,000.

         The Company estimates that its present financial resources will be sufficient to fund operating activities including the company's accelerated internal growth beyond 1996. The Company will continue to evaluate business acquisitions and the development of strategic partnerships to help accelerate its growth. The pace at which these acquisitions and strategic partnerships occur will have an impact on the capital resources of the Company to the extent they are funded with cash, or upon the dilution of existing shareholder interests to the extent they are entered into for equity.

PART II.  OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  The following exhibit is included herein:

         (27)     Financial Data Schedule

(b)  Reports on Form 8-K

         On January 10, 1996, the Company filed a report on Form 8-K, reporting in Item 2 the acquisition of all the outstanding common stock of WavePhore Networks, Inc. (formerly Mainstream Data, Inc.) on December 29, 1995 and in Item 5, the private placement to certain accredited investors of convertible preferred shares and warrants to purchase such shares. On March 8, 1996, the Company filed an amendment to such report, which included audited financial statements of Mainstream Data, Inc. for the years ended December 31, 1995 and 1994, and pro forma unaudited consolidated statement of operations for the year ended December 31, 1995 which gave effect to such acquisition as of the date and for the period indicated therein.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WavePhore, Inc.


Date:    May 13, 1996          By   /s/  David E. Deeds
       ----------------             -------------------
                                    David E. Deeds,
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)


Date:    May 13, 1996          By   /s/  Kenneth D. Swenson
       ----------------             -----------------------
                                    Kenneth D. Swenson,
                                    Treasurer and Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         Exhibit                                 Exhibit
         Number                                  Description
         ------                                  -----------
           27                                    Financial Data Schedule