Form 10-Q
period 1996-06-30
WAVEPHORE INC
filed 1996-08-09
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996

                                       OR

(    )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
            EXCHANGE ACT OF 1934.


                         Commission File Number: 0-24858


                                 WAVEPHORE, INC.
             (Exact name of registrant as specified in its charter)


                  INDIANA                                         86-0491428
         (State or other jurisdiction of                      (I.R.S. Employer
         incorporation or organization)                      Identification No.)


                    3311 NORTH 44TH STREET, PHOENIX, AZ 85018
                                 (602) 952-5500
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)


                   2601 WEST BROADWAY ROAD, TEMPE, AZ 85282
                  (former address changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1964 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days.

                              Yes   X       No
                                  -----        -----

The number of shares outstanding of the issuer's common stock, as of July 31, 1996:

                 COMMON SHARES, NO PAR VALUE: 13,522,666 SHARES

                                 WAVEPHORE, INC.
                                      INDEX



PART I  FINANCIAL INFORMATION                                            Page

        Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
             June 30, 1996 and December 31, 1995.........................  3

         Condensed Consolidated Statements of Operations -
             Three and six months ended June 30, 1996 and 1995...........  4

         Condensed Consolidated Statements of Cash Flows -
             Six months ended June 30, 1996 and 1995.....................  5

         Notes to Condensed Consolidated Financial Statements ...........  6

         Item 2.  Management's Discussion and Analysis of
             Financial Condition and Results of Operations ..............  7

PART II  OTHER INFORMATION

         Item 4.  Submissson of Matters to a Vote of Security Holders ..   9

         Item 6.  Exhibits and Reports on Form 8-K ......................  9

SIGNATURES............................................................... 10

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 WavePhore, Inc.
                      Condensed Consolidated Balance Sheets

                                                              June 30,        December 31,
                                                                1996              1995
                                                           ------------      -------------
                                                            (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                $10,831,758       $10,945,178
   Accounts receivable                                        3,019,742         3,437,374
   Inventories                                                2,754,903         2,194,673
   Other receivables                                            103,052           159,028
   Notes receivable from officers, including interest           476,017            40,757
   Prepaid expenses and other                                   659,466           518,568
                                                            -----------       -----------
     Total Current Assets                                    17,844,938        17,295,578

Notes and other receivables                                     123,253           212,138
Property and equipment, net                                   2,123,816         2,013,655
Intangible assets of businesses acquired, net                17,517,566        18,467,252
Deposits and other assets                                       386,440           269,530
                                                            -----------       -----------
                                                            $37,996,013       $38,258,153
                                                            ===========       ===========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                         $ 1,448,454       $ 2,119,244
   Accrued stock issuance expenses                                   --         1,977,000
   Accrued expenses                                             543,305           813,285
   Current portion of long-term debt                          1,064,061         1,197,466
   Other                                                        131,125           190,000
                                                            -----------       -----------
     Total Current Liabilities                                3,186,945         6,296,995

Long-term debt, less current portion                            616,083           637,843
Other long-term liabilities                                     336,106           217,487
Deferred compensation                                                --           300,000
Stockholders' equity                                         33,856,879        30,805,828
                                                            -----------       -----------
                                                            $37,996,013       $38,258,153
                                                            ===========       ===========

See accompanying notes.

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                     Three Months Ended                Six Months Ended
                                         June 30,                          June 30,
                               -----------------------------     ----------------------------
                                    1996             1995            1996             1995
                               ------------     ------------     -----------      -----------
Revenues                       $  4,604,353     $    335,538     $  8,647,767     $   521,487
Cost of revenues                  2,801,302          113,663        5,300,776         288,541
                               ------------     ------------     ------------     -----------
 Gross margin                     1,803,051          221,875        3,346,991         232,946

Operating expenses:
 Product development                986,387        1,150,786        1,921,375       2,151,416
 Sales and marketing              1,642,087          565,423        2,916,373         954,128
 General and administrative       1,443,434          497,841        2,782,533       1,030,637
 Charge for purchased research
   and development                       --               --               --         473,679
 Amortization                       483,693               --          967,388              --
                               ------------     ------------     ------------     -----------
                                  4,555,601        2,214,050        8,587,669       4,609,860
                               ------------     ------------     ------------     -----------
Loss from operations             (2,752,550)      (1,992,175)      (5,240,678)     (4,376,914)

Other (income) expense:
 Interest expense                    51,702            4,086           99,691           7,680
 Interest income                   (180,969)        (141,262)        (370,853)       (262,278)
 Other                               (5,287)             (77)          (2,427)         (4,416)
                               ------------     ------------     ------------     -----------
                                   (134,554)        (137,253)        (273,589)       (259,014)

Net loss                       $ (2,617,996)    $ (1,854,922)    $ (4,967,089)    $(4,117,900)
                               ============     ============     ============     ===========
Net loss per share             $      (0.22)    $      (0.18)    $      (0.42     $     (0.42)
                               ============     ============     ============     ===========
Number of shares used in
per share calculation            12,082,552       10,085,134       11,865,786       9,908,455
                               ============     ============     ============     ===========

See accompanying notes.
                                       4

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                         Six months ended
                                                  ------------------------------
                                                     June 30,         June 30,
                                                       1996             1995
                                                  -------------    -------------
OPERATING ACTIVITIES:
Net loss                                          $ (4,967,089)    $ (4,117,900)
Adjustments to reconcile net loss to
    cash used in operating activities:
  Depreciation and amortization                      1,466,361           85,840
  Charge for purchased research and development             --          473,679
  Amortization of unearned compensation                     --           68,750
  Provision for doubtful accounts                       21,000               --
  Changes in operating assets and liabilities         (899,190)        (202,066)
                                                  ------------     ------------
Net cash used in operating activities               (4,378,918)      (3,691,697)

INVESTING ACTIVITIES:
  Purchase of property and equipment                  (609,134)        (389,690)
  Purchase of treasury stock                        (2,036,419)        (569,364)
  Purchase of business, net of cash acquired                --          (11,475)
  Loans to officers, including interest               (435,260)        (666,173)
  Repayments on loans to officers                           --        1,600,796
                                                  ------------     ------------
Net cash used in investing activities               (3,080,813)         (35,906)

FINANCING ACTIVITIES:
  Issuance of preferred shares, net                  5,499,276               --
  Payment of preferred stock dividend                 (552,164)              --
  Issuance of common stock, net                      2,564,733        1,568,399
  Issuance of stock purchase warrants                       --          100,000
  Payments on notes payable                         (1,514,351)        (116,447)
  Borrowings under credit line; net                  1,359,186               --
  Other                                                (10,369)          (8,357)
  Issuance of loan receivable                               --         (140,924)
  Repayments on loan receivable                             --          140,924
                                                  ------------     ------------
Net cash provided by financing activities            7,346,311        1,543,595
Net decrease in cash and cash equivalents             (113,420)      (2,184,008)
                                                  ------------     ------------
Cash and cash equivalents at beginning of period    10,945,178       10,324,921
                                                  ------------     ------------
Cash and cash equivalents at end of period        $ 10,831,758     $  8,140,913
                                                  ============     ============
Supplemental cash flow information:
   - Issuance of common stock in connection
      with purchase of business                                    $  1,135,065
                                                                   ============
  - Issuance of common stock in connection
     with dividend payment on preferred stock     $    527,812
                                                  ============

See accompanying notes.
                                       5

                                 WAVEPHORE, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1995. The results of operations for the three and six month periods ended June 30, 1996 are not necessarily indicative of the results to be expected for the full year. Effective January 1, 1996, the Company discontinued the development stage.

(2)      LOSS PER SHARE

         Loss per share is based on the weighted average number of common shares outstanding during each period. Common stock equivalents, which were anti-dilutive, were not included in the computation of net loss per share.

(3)      RECLASSIFICATIONS

         Certain amounts presented for the three and six months ended June 30, 1995 have been reclassified to conform to June 30, 1996 presentation.

(4)      INVENTORIES

         Inventories consist of the following:

                                June 30,    December 31,
                                  1996         1995
                              ----------     -----------

          Finished goods      $  616,713     $  588,260
          Work-in-process      1,373,402      1,334,567
          Raw materials          764,788        271,846
                              ----------     ----------
                              $2,754,903     $2,194,673
                              ==========     ==========

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         WavePhore, Inc. including its recently acquired, wholly-owned subsidiaries, WavePhore, Canada, Inc. and WavePhore Networks, Inc., (formerly Mainstream Data, Inc.) collectively (the "Company"), is a developer and provider of proprietary products and services for the low-cost, high speed distribution of digital data via the existing worldwide television, radio and satellite broadcast infrastructures. The year of 1995 marked a major transition in the Company's evolution from a technology organization, principally a hardware and network systems developer, to a fully integrated information solutions provider. The Company had been in the development stage until the end of 1995. Effective January 1, 1996, the Company discontinued the development stage.

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

RESULTS OF OPERATION - THREE AND SIX MONTHS ENDED JUNE 30, 1996 AND 1995

         Revenues. Revenues are derived from datacasting services and equipment sales and Newscast(TM) services. Revenues for the three months and six months periods ended June 30, 1996 were $4,604,000 and $8,648,000, respectively compared to $336,000 and $521,000, respectively for the comparable periods in the prior year. The increase in revenues is the result of the increase in volume in the datacasting services and Newscast businesses.

         Cost of Revenues. Cost of revenues consists primarily of royalties paid to third party information providers for the cost of news services sold to customers, costs associated with transmitting news services to customer sites and cost of computer hardware and software sold to customers. The increase in cost of revenues is due to the increased business volume.

         Product Development. Product development expenses were $986,000 and $1,921,000 for the three months and six months periods ended June 30, 1996, respectively compared to $1,151,000 and $2,151,000, respectively, for the comparable periods in the prior year. The product development expenses consists primarily of design, testing and support of the Company's existing and developing hardware, software and services. The Company anticipates continuing to make significant expenditures in product development as it develops new and enhanced services and provides services to a growing customer base.

         Sales and Marketing. Sales and marketing expenses for the three and six months periods ended June 30, 1996 were $1,642,000 and $2,916,000 respectively, compared to $565,000 and $954,000, respectively, for the comparable periods of the prior year. The increase relates primarily to additional sales personnel, increased travel, and advertising and promotional costs.

         General and administrative. General and administrative expenses for the three and six months ended June 30, 1996 were $1,443,000 and $2,783,000, respectively, compared to $498,000 and $1,031,000, respectively, for the comparable periods of the prior year. The increase relates primarily to the acquisition of WavePhore Canada in January 1995 and WavePhore Networks in December 1995.

         Charge for purchased research and development. The charge for purchased research and development relates to the portion of the total cost to purchase WavePhore Canada common stock which was allocated to research and development that was being conducted by WavePhore Canada at the time of the purchase.

         Interest Expense. Interest expense increased during the three and six months periods ended June 30, 1996, compared to the same period of the prior year, due to the average debt outstanding during the periods increasing in 1996 compared to 1995.

         Interest Income. Interest income increased during the three and six months periods ended June 30, 1996, compared to the same periods of the prior year, due to the increase in cash and cash equivalents resulting from the cash proceeds from the private offering of the Company's preferred stock in December 1995 and January 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months periods ended June 30, 1996 and 1995, the Company used cash in its operations of $4,379,000 and $3,692,000, respectively. Cash used in operations is less than the net losses primarily because of non cash charges of depreciation and amortization and the charge for purchased research and development. Cash flows used in investing activities was $3,081,000 for the six months ended June 30, 1996, compared to cash used by investing activities of $36,000 for the same period in the prior year. The Company made $609,000 of purchases of property and equipment during the first six months of 1996. For the six months ended June 30, 1996, the Company generated cash of $7,346,000 from financing activities primarily from the issuance of preferred and common stock. These sources of cash were offset by the payment of a preferred stock dividend in the amount of $552,000.

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

         Certain of the above statements are forward looking statements that involve risks and uncertainties. Actual results could differ materially as a result of a variety of factors, including technology change, competitive developments and risk factors listed from time to time in the Company's SEC reports.

PART II.  OTHER INFORMATION

Item 4.  Submission of matters to a vote of security holders.

         (a) On May 3, 1996, the Company held its Annual Meeting of Shareholders at which the following matter was voted upon:

                  ELECTION OF DIRECTORS.

         All six management nominees for election as directors were unopposed and elected by the following votes:

               DIRECTOR            SHARES FOR      SHARES WITHHELD

          David E. Deeds           10,270,256               43,594
          R. Glenn Williamson      10,270,256               43,594
          Scott E. Calder          10,270,256               43,594
          C. Roland Haden          10,269,056               44,794
          Glenn Scolnik            10,270,256               43,594
          J. Robert Collins        10,270,256               43,594



Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following exhibits are included herein:

         10.1 Office building lease between Flower Court General Partnership and the Company, dated June 30, 1996

         10.2 Office building lease between Kax Co., a General Partnership and WavePhore, Networks, Inc., dated May 30, 1996

         27       Financial Data Schedule

(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the period.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WavePhore, Inc.

Date:  July 31, 1996          By  /s/  David E. Deeds
       -------------              -------------------
                                  David E. Deeds,
                                  President and Chief Executive Officer
                                  (Duly Authorized Officer)

Date: July 31 , 1996          By  /s/ Kenneth D. Swenson
      --------------              ----------------------
                                  Kenneth D. Swenson,
                                  Treasurer and Chief Financial Officer
                                  (Principal Financial and Accounting Officer)

                                EXHIBIT INDEX



Exhibit                           Exhibit
Number                            Description
- -------                           -----------

10.1 Office building lease between Flower Court General Partnership and the Company, dated June 30, 1996.

10.2            Office building lease between Kax Co., a General
                Partnership and WavePhore Networks, Inc., dated May 30,
                1996.

27              Financial Data Schedule