Form 10-Q
period 1996-09-30
WAVEPHORE INC
filed 1996-11-07
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


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

Yes  X        No
    ----         ----

The number of shares outstanding of the issuer's common stock, as of November 5, 1996:

                 Common Shares, No Par Value: 16,121,643 shares

                                 WAVEPHORE, INC.
                                      INDEX

                                                                         Page

PART I     FINANCIAL INFORMATION

             Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  September 30, 1996 and December 31, 1995.................3

              Condensed Consolidated Statements of Operations -
                  Three and nine months ended September 30, 1996 and 1995..4

              Condensed Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1996 and 1995............5

              Notes to Condensed Consolidated Financial Statements ........6

              Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ...........7

PART II     OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K ..................10

SIGNATURES ...............................................................11

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                 WavePhore, Inc.
                      Condensed Consolidated Balance Sheets

                                                       September 30,      December 31,
                                                           1996              1995
                                                      ---------------    --------------
                                                        (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                            $14,678,456       $10,945,178
   Accounts receivable                                    3,501,313         3,437,374
   Inventories                                            3,454,096         2,194,673
   Other receivables                                         73,752           159,028
   Notes receivable from officers, including interest       602,531            40,757
   Prepaid expenses and other                               638,577           518,568
                                                        -----------       -----------
     Total Current Assets                                22,948,725        17,295,578

Notes and other receivables                                 233,075           212,138
Property and equipment, net                               2,162,797         2,013,655
Intangible assets of businesses acquired, net            17,052,441        18,467,252
Deposits and other assets                                   500,644           269,530
                                                        -----------       -----------
                                                        $42,897,682       $38,258,153
                                                        ===========       ===========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                     $ 1,835,428       $ 2,119,244
   Accrued stock issuance expenses                             --           1,977,000
   Accrued expenses                                         600,001           813,285
   Bank loans                                             1,623,072         1,119,447
   Current portion of long-term debt                        537,684            78,019
   Other                                                     95,455           190,000
                                                        -----------       -----------
     Total Current Liabilities                            4,691,640         6,296,995

Long-term debt, less current portion                        119,865           637,843
Other long-term liabilities                                 458,857           217,487
Deferred compensation                                          --             300,000
Stockholders' equity                                     37,627,320        30,805,828
                                                        -----------       -----------
                                                        $42,897,682       $38,258,153
                                                        ===========       ===========

See accompanying notes.

                                 WavePhore, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)



                                                Three Months Ended                       Nine Months Ended
                                                   September 30,                           September 30,
                                         --------------------------------        --------------------------------
                                             1996                1995                1996                1995
                                         ------------        ------------        ------------        ------------
Revenues                                 $  5,194,068        $    115,736        $ 13,841,835        $    637,223
Cost of revenues                            3,140,320             155,399           8,441,096             443,940
                                         ------------        ------------        ------------        ------------
   Gross margin                             2,053,748             (39,663)          5,400,739             193,283

Operating expenses:
   Product development                        989,469             782,187           2,910,844           2,933,603
   Sales and marketing                      1,384,432             299,610           4,300,805           1,253,738
   General and administrative               1,232,454             675,052           4,014,987           1,705,689
   Charge for purchased research
     and development                             --                  --                  --               473,679
   Amortization                               481,906                --             1,449,294                --
                                         ------------        ------------        ------------        ------------
                                            4,088,261           1,756,849          12,675,930           6,366,709
                                         ------------        ------------        ------------        ------------
Loss from operations                       (2,034,513)         (1,796,512)         (7,275,191)         (6,173,426)


Other (income) expense:
   Interest expense                            33,406               2,943             133,097              10,621
   Interest income                           (164,710)           (137,917)           (535,563)           (400,195)
   Other                                       (3,576)                                 (6,003)             (4,414)
                                         ------------        ------------        ------------        ------------
                                             (134,880)           (134,974)           (408,469)           (393,988)

Net loss before preferred stock            (1,899,633)         (1,661,538)         (6,866,722)         (5,779,438)
     dividends

Less:  Preferred stock dividends             (345,987)               --            (1,398,417)               --
                                         ------------        ------------        ------------        ------------

Net loss applicable to common            $ (2,245,620)       $ (1,661,538)       $ (8,265,139)       $ (5,779,438)
     shareholders                        ============        ============        ============        ============

Net loss per common share before
     preferred stock dividends           $      (0.13)       $      (0.16)       $      (0.54)       $      (0.57)
                                         ============        ============        ============        ============

Net loss per common share                $      (0.16)       $      (0.16)       $      (0.65)       $      (0.57)
                                         ============        ============        ============        ============

Number of shares used in per share
     calculation                           14,280,985          10,435,160          12,676,758          10,093,383
                                         ============        ============        ============        ============


See accompanying notes.

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Nine months ended
                                                     ---------------------------------
                                                     September 30,       September 30,
                                                         1996                1995
                                                     ------------        ------------
OPERATING ACTIVITIES:
Net loss                                             $ (6,866,722)       $ (5,779,438)
Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                      2,212,825             177,453
     Charge for purchased research and development           --               473,679
     Amortization of unearned compensation                   --               224,999
     Gain on disposal of assets                           (78,809)               --
     Provision for doubtful accounts                       63,000                --
     Changes in operating assets and liabilities       (1,765,043)           (304,580)
                                                     ------------        ------------
Net cash used in operating activities                  (6,434,749)         (5,207,887)

INVESTING ACTIVITIES:
     Purchase of property and equipment                  (935,265)           (468,920)
     Proceeds from sale of property & equipment           101,401                --
     Purchase of treasury stock                        (2,181,884)           (686,539)
     Purchase of business, net of cash acquired              --                (8,617)
     Loans to officers, including interest               (561,774)           (666,448)
     Repayments on loans to officers                         --             1,716,533
                                                     ------------        ------------
Net cash used in investing activities                  (3,577,522)           (113,991)

FINANCING ACTIVITIES:
     Issuance of preferred shares, net                  9,272,389                --
     Payment of preferred stock dividend                 (552,164)               --
     Issuance of common stock, net                      4,583,696           1,702,799
     Issuance of stock purchase warrants                     --               100,000
     Payments on notes payable                         (1,532,749)           (122,373)
     Borrowings under credit line; net                  1,978,061                --
     Other                                                 (3,684)             (8,614)
     Issuance of loan receivable                             --              (140,924)
     Repayments on loan receivable                           --               140,924
                                                     ------------        ------------
Net cash provided by financing activities              13,745,549           1,671,812
                                                     ------------        ------------
Net increase (decrease) in cash and cash equivalents    3,733,278          (3,650,066)
Cash and cash equivalents at beginning of period       10,945,178          10,324,921
                                                     ------------        ------------
Cash and cash equivalents at end of period           $ 14,678,456        $  6,674,855
                                                     ============        ============

Supplemental cash flow information:
   - Issuance of common stock in connection
      with purchase of business                                          $  1,135,065
                                                                         ============
  - Issuance of common stock in connection
     with dividend payment on preferred stock        $    833,095
                                                     ============

See accompanying notes.

                                 WavePhore, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1996
                                   (Unaudited)


(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 1995. The results of operations for the three and nine month periods ended September 30, 1996 are not necessarily indicative of the results to be expected for the full year. Effective January 1, 1996, the Company discontinued the development stage.

(2)      LOSS PER SHARE

         Loss per share is based on the weighted average number of common shares outstanding during each period. Common stock equivalents, which were anti-dilutive, were not included in the computation of net loss per share.

(3)      RECLASSIFICATIONS

         Certain amounts presented for the three and nine months ended September 30, 1995 have been reclassified to conform to September 30, 1996 presentation.

(4)      INVENTORIES

         Inventories consist of the following:

                      September 30,    December 31,
                         1996             1995
                      ----------       ----------
Finished goods        $  588,679       $  588,260
Work-in-process        1,983,405        1,334,567
Raw materials            882,012          271,846
                      ----------       ----------
                      $3,454,096       $2,194,673
                      ==========       ==========


(5)      CAPITAL SHARES

         On September 18, 1996, certain of the Company's Series B Convertible Preferred Warrant Holders exercised 72,005 Warrants, at an aggregate exercise price of approximately $1.8 million, into 72,005 Series B Preferred Shares which were immediately converted into 359,784 Common Shares.

         In connection with the Stock Purchase Agreement dated as of September 13, 1996, the Company issued 500,000 Common Shares to Intel Corporation for aggregate consideration of $4,000,000 and cancellation of a Stock Purchase Warrant dated May 5, 1995.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         WavePhore, Inc. including its wholly-owned subsidiaries, WavePhore, Canada, Inc. and WavePhore Networks, Inc., is a developer and provider of proprietary products and services for the low-cost, high speed distribution of digital data via the existing worldwide television, radio and satellite broadcast infrastructures. The year of 1995 marked a major transition in the Company's evolution from a technology organization, principally a hardware and network systems developer, to a fully integrated information solutions provider. The Company had been in the development stage until the end of 1995. Effective January 1, 1996, the Company discontinued the development stage.

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

         In connection with the Stock Purchase Agreement dated as of September 13, 1996, the Company issued 500,000 Common Shares to Intel Corporation for aggregate consideration of $4,000,000 and cancellation of a Stock Purchase Warrant dated May 5, 1995.

RESULTS OF OPERATION - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

         Revenues. Revenues are derived from datacasting services and equipment sales and Newscast(TM) services. Revenues for the three months and nine months periods ended September 30, 1996 were $5,194,000 and $13,842,000, respectively compared to $116,000 and $637,000, respectively for the comparable periods in the prior year. The increase in revenues is the result of the increase in volume in the datacasting services and Newscast businesses.

         Cost of Revenues. Cost of revenues consists primarily of costs associated with transmitting news services to customer sites and cost of computer hardware and software sold to customers. The increase in cost of revenues is due to the increased business volume.

         Product Development. Product development expenses were $989,000 and $2,911,000 for the three months and nine months periods ended September 30, 1996, respectively compared to $782,000 and $2,934,000, respectively, for the comparable periods in the prior year. The product development expenses consists primarily of design, testing and support of the Company's existing and developing hardware, software and services. The Company anticipates continuing to make significant expenditures in product development as it develops new and enhanced services and provides services to a growing customer base.

         Sales and Marketing. Sales and marketing expenses for the three and nine months periods ended September 30, 1996 were $1,384,000 and $4,301,000, respectively, compared to $300,000 and $1,254,000, respectively, for the comparable periods of the prior year. The increase relates primarily to additional sales personnel, increased travel, and advertising and promotional costs.

         General and administrative. General and administrative expenses for the three and nine month periods ended September 30, 1996 were $1,232,000 and $4,015,000, respectively, compared to $675,000 and $1,706,000, respectively, for the comparable periods of the prior year. The increase relates primarily to the acquisition of WavePhore Canada in January 1995 and WavePhore Networks in December 1995.

         Charge for purchased research and development. The charge for purchased research and development during the nine months ended September 30, 1995 relates to the portion of the total cost to purchase WavePhore Canada common stock which was allocated to research and development that was being conducted by WavePhore Canada at the time of the purchase.

         Interest Expense. Interest expense increased during the three and nine months periods ended September 30, 1996, compared to the same period of the prior year, due to the average debt outstanding during the periods increasing in 1996 compared to 1995.

         Interest Income. Interest income increased during the three and nine months periods ended September 30, 1996, compared to the same periods of the prior year, due to the increase in cash and cash equivalents resulting from the cash proceeds from the Company's stock offerings in 1995 and 1996.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months periods ended September 30, 1996 and 1995, the Company used cash in its operations of $6,435,000 and $5,208,000, respectively. Cash used in operations is less than the net losses primarily because of non cash charges of depreciation and amortization and the charge for purchased research and development. Cash flows used in investing activities was $ 3,578,000 for the nine months ended September 30, 1996, compared to cash used in investing activities of $114,000 for the same period in the prior year. The Company made $2,182,000 and $935,000 of purchases of treasury stock and property and equipment, respectively, during the first nine months of 1996. For the nine months ended September 30, 1996, the Company generated cash of $13,746,000 from financing activities primarily from the issuance of preferred and common stock. These sources of cash were offset by the payment of a preferred stock dividend in the amount of $552,000.

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

         Certain of the above statements may constitute forward looking statements which may involve risks and uncertainties. Actual results could differ materially from such forward looking statements as a result of a variety of factors, including, but not limited to, technology changes, competitive developments and risk factors listed from time to time in the Company's SEC filings.

PART II.  OTHER INFORMATION

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

                           WavePhore, Inc.

Date:  November 5, 1996    By       /s/  David E. Deeds
       ----------------             -------------------
                                    David E. Deeds,
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)

Date:  November 5, 1996    By       /s/ Kenneth D. Swenson
       ----------------             ----------------------
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