Form 10-K
period 1996-12-31
WAVEPHORE INC
filed 1997-03-10
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                                  ANNUAL REPORT
                       PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

         FOR THE FISCAL YEAR ENDED  DECEMBER 31, 1996  OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

         For the transition period from ____________________________   to
         ___________________________________.


                         Commission File Number 0-24858
                                                -------

                                 WAVEPHORE, INC.
--------------------------------------------------------------------------------
             (Exact name of Registrant as specified in its charter)

         INDIANA                                          86-0491428
-------------------------------            -----------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

3311 N. 44TH STREET,  PHOENIX,  ARIZONA                        85018
---------------------------------------    ------------------------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:       (602) 952-5500
                                                     --------------------------


Securities registered pursuant to Section 12(b) of the Act:

      Title of each class             Name of each exchange on which registered

           NONE                                          NONE
      -------------------             -----------------------------------------

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON SHARES - NO PAR VALUE
--------------------------------------------------------------------------------
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X     No

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

The aggregate market value of the Registrant's no par value Common Shares held by non-affiliates of the Registrant, as of March 7, 1997, was approximately $96,800,000.

The number of shares outstanding of the Registrant's no par value Common Shares as of March 7, 1997 was 16,236,984 shares.

No documents are incorporated by reference into the text of this Report.

                                     PART I

ITEM 1.  BUSINESS

         (a)      GENERAL DEVELOPMENT OF BUSINESS.

         WavePhore, Inc., including its wholly-owned subsidiaries WavePhore Canada, Inc. ("WavePhore Canada"), WavePhore Networks, Inc. ("WavePhore Networks") and WavePhore Japan, K.K. ("WavePhore Japan") (collectively, "WavePhore" or the "Company"), is a developer and provider of proprietary products and services for low-cost, high-speed, data broadcasting systems for distributing digital data via the existing worldwide television, radio and satellite broadcast infrastructures and the Internet. The Company is also the leading operator worldwide of data broadcasting networks. The Company believes that it is the only fully integrated datacasting services company in the world. The Company's proprietary cutting edge technologies for broadcast and reception, application software, content, and network services provide its customers with low-cost, highly reliable delivery of electronic information.

         In February, 1997, the Company announced the creation of its Consumer Division and a broadcast PC consumer service, WaveTop (TM), which the Company expects will become the first nationwide wireless broadcast medium for the home PC. This new broadcast service is intended to deliver entertainment and information programming, utilizing "push" technology, via existing television broadcasting signals without the bottleneck of the internet or tying up telephone lines. WaveTop is expected to provide streaming multi-media content, including audio, video, software and real-time data, to broadcast-ready PC's or TV/PCs sold by PC manufacturers, such as Compaq which has licensed related WavePhore technology, and to original equipment manufacturers ("OEMS"). The WaveTop service will operate by inserting data into the vertical blanking interval of the television signals of the Public Broadcasting Service (PBS) and its member stations, pursuant to an agreement with PBS National Datacast, Inc. The WaveTop service is expected to commence operations in fall, 1997, with the potential capability to reach up to 99% of the U.S. households. The Company intends to offer a variety of "channels" through WaveTop, free of charge to the consumer. The Company is seeking advertiser-sponsors and content provider-sponsors for the respective channels. The Company will also seek to create revenue sharing opportunities with on-line service providers and plans to explore opportunities to create subscriber-based premium channels and pay-per-view downloads.

         The WavePhore Newscast(TM) service allows users to create custom information profiles and have news and information matching those profiles electronically "clipped" from over 600 services and delivered continuously to the users' PCs. The Newscast service, which incorporates hardware and software, enables end-users to continuously filter real time news from Information Providers ("IPs") and allows easy integration of this flow of information into an organization's local area network or electronic mail system for delivery to persons who need timely access to such information. As of February, 1997, the Company had approximately 55,000 end users which receive its Newscast service. The Company offers versions of the Newscast product for Microsoft Windows(R) and Apple Macintosh(R) operating systems.

         The Company, through its Networks Division, is a leading supplier of wireless data broadcasting network services and equipment for IPs, including vendors of financial data, news, and other services, such as Reuters America, Inc. ("Reuters"), Dow Jones & Company, Inc. ("Dow Jones"), the Associated Press, Knight-Ridder, and Thompson Financial Services, the provider of First Call(R).

         The Company believes it is the only company that provides wireless data broadcasting services to the majority of the leading IPs in North America. The Company provides information providers with multiple private and shared broadcast delivery options for distribution of time-sensitive information. Its turnkey, reliable, cost-effective solutions include FM sub-carrier, vertical blanking interval ("VBI"), television in-band, and VSAT Satellite technologies.

         The Company operates a high quality wireless data delivery network for numerous IPs via its FM subcarrier and small dish satellite data broadcasting network. The network utilizes established broadcast technologies, and is particularly suited to the economical one-way transmission of data from one central location to many remote sites. The Company's FM subcarrier transmission operations are established in 14 major United States markets which, combined with the Company's small dish satellite coverage, enables the Company to serve all of the Continental United States and the major population centers in Canada. In addition, the Company has designed, sells and rents its sophisticated data receivers to IPs for use with the Company's networks. The Company also markets and sells in the U.S. and Canada commercial data broadcasting network services through exclusive long-term agreements with radio and television broadcasters, including the Canadian Broadcasting Corporation ("CBC") in Canada.

         The Company sells advanced data receivers and network management systems which employ FM subcarrier, Ku-band, C-band and single channel per carrier satellite transmission to companies which operate private networks to disseminate information or audio programming to numerous remote locations. These companies include Novanet Communications (Canada), SkyTel Corp., AEI Music Network Inc., Reuters, Muzak, 3M and WSI Weather.

         The Company has designed and produced VBI technologies, including encoders, decoders and bridges, and has developed various software packages for data transmission and reception, including a datacasting network management server. Certain of the Company's VBI technology has been licensed to Intel Corporation ("Intel") by the Company and is now a part of the Intercast(TM) standard which is a software program developed by Intel that permits a computer user to receive and view both TV broadcasting and data broadcasting.

         The Company and Intel have also jointly developed a Hardware Developer's Kit for Intel's Intercast Viewer and WavePhore's broadcast services, which includes jointly developed VBI decoder technology that is used to extract data embedded in the standard television signal. The kit provides OEM PC/board manufacturers and independent hardware vendors the necessary tools to develop and test products which will support the Intel Intercast technology and WavePhore's data broadcasting technology and services.

         The Company has also licensed certain of its VBI technology to Compaq Computer Corp. ("Compaq"), which will enable Compaq PCs equipped with this technology to receive data broadcasting, including the Company's WaveTop offerings.

         The Company's TVT1/4(TM) data broadcasting system transmits digital data, inserted into analog television signals, at approximately 300,000 bits per second ("bps"), which is up to approximately 10 times faster than most conventional consumer telephone modems currently in use. The TVT1/4 product consists of an encoder, installed at the television broadcasting site, and decoders placed at data reception sites within the reach of the broadcast signal.

         The Company is continuing to develop various other advanced data broadcasting related technologies.

         The Company intends to establish its data broadcasting systems, utilizing its various technologies, as an integral part of an emerging, worldwide data broadcasting industry. The Company believes that its wireless data broadcasting systems are well suited for those international markets which have underdeveloped and/or overloaded telecommunications infrastructures.

          On January 25, 1995, the Company purchased all of the outstanding common stock of BleuMont Telecom Inc. ("BleuMont Telecom") of Montreal, Canada. As a result of this transaction, BleuMont Telecom became a wholly-owned subsidiary of the Company. Subsequent to this acquisition, the Company caused BleuMont Telecom to change its name to WavePhore Canada, Inc.

         On December 29, 1995, the Company purchased all of the outstanding common stock of Mainstream Data, Inc. ("Mainstream") of Salt Lake City, Utah. As a result of this transaction, Mainstream became a wholly-owned subsidiary of the Company. Subsequent to this acquisition, the Company caused Mainstream to change its name to WavePhore Networks, Inc.

         In December, 1995 and January, 1996, the Company completed a private placement of shares of its Series A and Series B Convertible Preferred Shares to institutional and other accredited investors which resulted in gross proceeds to the Company of $33,500,000, less commissions of $2,512,500 and other offering expenses estimated to total approximately $170,000.

         In September and October 1996, certain holders of warrants to purchase Series B Convertible Preferred Shares (the "Series B Warrants") exercised 78,505 Warrants, at an aggregate exercise price of approximately $1.96 million, to purchase 78,505 Series B Preferred Shares of which 72,005 such shares were subsequently converted into WavePhore Common Shares.

         In September, 1996, the Company obtained consents from nearly all the holders of its outstanding Series A Preferred Shares and the Series B Warrants with respect to a 180 day non-conversion period for the Preferred Shares and certain requested revisions to the terms of the Preferred Shares, including revisions to the conversion price for the Preferred Shares, and to agreements under which the Series B Warrants and Series A Preferred Shares were issued. Consenting holders of Series A Preferred Shares received a warrant to purchase up to two Common Shares for each Preferred Share held by such holder at the price of $7.00 per share, subject to adjustment in certain circumstances and certain other conditions. In consequence, the Company issued 482,050 such Warrants.

         In September, 1996, the Company issued 500,000 Common Shares to Intel for aggregate consideration of $4,000,000, pursuant to a Stock Purchase Agreement dated as of September 13, 1996.

         The Company is an Indiana corporation formed on November 13, 1990.

         (b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         During its last three fiscal years, the Company has been engaged in only one industry segment.

         (c)      NARRATIVE DESCRIPTION OF BUSINESS.

         GENERAL.

         Historically, information has been gathered, formatted, and distributed in printed form, but dramatic reductions in the cost of processing, distributing and storing information electronically have resulted in a shift away from print media and towards electronic dissemination. These cost reductions, combined with substantial qualitative improvements in the way information is processed, communicated, and displayed, have resulted in substantial increases in the amount of information available electronically and the number of sources from which this information can be obtained.

         The Company presently competes in three principal areas of the business information services market: (i) point-to-multipoint network services which provide information providers with multiple private and shared broadcast delivery options for distribution of time-sensitive information; (ii) related hardware systems to support the requirements of data information and audio service providers who deliver services to remote locations; and (iii) WavePhore Newscast which provides electronic information access, processing and display with immediate access to critical information from primary news services. In 1997, the Company plans to commence operations of a broadcast PC service, WaveTop, to deliver information and entertainment programming to consumers via home PCs, using "push" technology and existing television broadcast signals.

         The Company's primary customers for wireless point-to-multipoint communications equipment and services are traditional IPs and businesses which need a turnkey point-to-multipoint broadcast delivery solution to send information or subsets of information to a large number of end users. The Company's network services customers include the majority of the world's leading IPs, including Dow Jones, Reuters, The Associated Press, and Thompson Financial Services.

         The Company designs and provides cost-effective, feature rich, and efficient satellite broadcast systems to support the requirements of audio and data information service providers who deliver services to remote locations. The Company's hardware customers include audio and data information service providers who choose to manage their own satellite networks rather than participate in shared networks. These customers provide services to several remote locations on multiple satellite networks, and include audio and data providers.

         The Company's Newscast service is marketed to large enterprises needing immediate access to critical information from primary news services to do their jobs efficiently and effectively. This information is easily controlled and distributed throughout an organization by taking advantage of the existing network architecture. WavePhore Newscast is targeted to companies which are technology friendly and are already using productivity applications on a LAN.

         CONSUMER DIVISION.

         In February, 1997, WavePhore's Consumer Division commenced an advertising and publicity campaign to preview a new service, called WaveTop. With its launch planned for later in 1997, WaveTop is expected to be the first nationwide wireless broadcast medium for the home PC that will "push" content directly to the home PC user. WaveTop plans to deliver a broad selection of content on a number of channels, each selected for its high level of appeal to a mass market audience. WaveTop uses a WavePhore developed software decoder which, when installed in a PC, can receive data via a broadcast television signal. By embedding data into the unused portion of the television signal called the VBI, PC users can receive WavePhore transmitted data wirelessly.

         In February, 1997, WavePhore and Intel jointly announced the availability of a hardware developer's kit for Intel's Intercast Viewer and WavePhore broadcast services which will enable OEMs to create data broadcast ready PCs, or TV/PCs. Several PC manufacturers, including Compaq, AST, Gateway, and others, are beginning to ship PC's that are data broadcast ready. Industry estimates have stated that two to four million PC/TVs will ship by the end of 1997. In addition, current PC owners wishing to add broadcast capabilities to their PCs can currently purchase an add-on board from retail outlets for less than $150.

         WaveTop will target home PC users, including, small office/home office
(Soho) users; professional workers; students with a computer (at home or college); parents or families who use their PCs for "edutainment"; and early adopters looking for the latest technology trend, with relevant content.

         WaveTop customers are currently expected to be able to select channels of interest for real-time viewing or for viewing at a later time relating to certain currently identified categories including: "RadioTop", a nationwide FM-like radio station delivered directly to the PC; "SoftTop", for automatic delivery of new or updated software; "OnlineTop", for distribution of artwork, software updates and other data from consumer on-line services; "KidsTop", for live interactive education content; "NewsTop", for streams of multimedia content delivered directly to the desktop or into a browsable disk cache; "ActiveTop", for delivery of a continuous stream of information to active desktop applications; "GuideTop", for an electronic program guide for all WaveTop channels; and "MyTop", for a customized file management service that indicates user download preferences.

         WaveTop will seek interest for content sponsorship from advertisers, who may be interested in partially or fully supporting particular channels; content providers such as national news, sports, and entertainment sources who may wish to distribute content to a mass media audience; and on-line services who may want to push artwork, software and information updates to users without tying up telephone lines unnecessarily.

         WavePhore's agreement with PBS National Datacast, Inc. ("PBS") will enable WaveTop to use the VBI portion of the PBS' TV signal to seamlessly transmit data through PBS' 264 member U.S. television stations to a nationwide audience.

          NEWSCAST DIVISION.

         WavePhore Newscast is sold to businesses, organizations, professionals and others whose end-users create custom information profiles and have real time news and information matching those profiles electronically "clipped" from over 600 services and delivered continuously, or pushed, to approximately 55,000 PCs. The Company's Newscast customers include leading firms in a range of industries, such as Chemical Bank, Barnett Bank, Towers Perrin, Kimberly Clark, Disney, Nike, Raytheon, Case International, Midas International, Taco Bell, KPMG Peat Marwick and Chevron. Newscast represents a comprehensive, cost-efficient alternative for business users of dial-up databases because real-time information is delivered continuously throughout the day and is more easily integrated into an organization's local area network, groupware, or E-mail system for use by knowledge workers. The Company has developed specialized interfaces allowing the use of Newscast in concert with products produced by large hardware/software companies, including Microsoft, Lotus, Wordperfect, Novell, and Apple. Newscast is delivered to the customer through leased telephone lines, FM sideband, satellite transmission and the Internet. The Company's Newscast customers are charged an annual subscription fee, plus a one-time installation fee. The subscription fee includes the Newscast software, ongoing customer support, and the customer's choice of information providers. In 1996, the Company expanded its Newscast sales staff as part of its strategy to exploit this growing market. The Company is also developing additional applications of Newscast, including products for Intranets and the Internet, which will provide enhanced search and database management and enable organizations to better manage information for their knowledge workers.

         NETWORKS DIVISION.

         WavePhore's Networks Division provides IPs a complete, turnkey distribution solution, in which the delivery of information to their customers is managed end-to-end by the Company. The Company provides the network systems hardware, software and distribution channels, enabling IPs to transmit multimedia data via the most cost-effective technology for the individual IP's needs. The Company's data broadcasting Network Services enable IPs to distribute information to specific end-users in a reliable, economical, and timely fashion. The Company's Networks Services customers include such leading IPs as Reuters, Dow Jones, Associated Press, Thompson Financial, Knight-Ridder, PR Newswire and Business Wire. The Company's networks provide packet-switched service via FM subcarrier and small dish satellite transmission. The Company's packet-switched network is shared by many IPs and end-users, with information from each IP uniquely identified and addressed only to those end-users which subscribe to its services. Each IP transmits its information to the Company's network control center in Salt Lake City using dial-up telephone lines, value added networks, or dedicated satellite channels. Computers process the information, provide addressing, proprietary error correction, and encryption. The information is then organized into "packets," each of which contains data identifying the source and destination of the message and other important network management information. The packets are then multi-plexed to form a single shared transmission stream which carries the news from multiple IPs.

         The Company's Network Control Center in Salt Lake City, Utah, routes this combined datastream over dedicated telephone lines and satellite channels to shared satellite uplinks where it is transmitted via satellite to 16 FM radio stations located in 14 major U.S. cities, reaching more than 9,000 FM receivers. The satellite also transmits the datastream to more than 20,000 VSAT satellite receivers at end-user locations outside the range of FM broadcast signals. The Company's satellite receivers and computer processors at each FM radio station broadcast the digital information over an unused portion of each FM station's allocated spectrum known as the FM subcarrier.

         The information broadcast by the FM radio station signal or by satellite is received and processed by the Company's Intelligent Data Receiver ("IDR"). The IDR accepts the subcarrier's signal, decrypts it, and formats it for use by the end-user's personal computers, printers, or other output devices. Each IDR is programmed to accept only that information which is specifically addressed to its end-user. This selective addressing capability is controlled remotely at the Company's network control center.

         The IDR is a key element of the Company's networks. IDRs are proprietary receivers which incorporate several custom integrated circuits in their design. Customers may purchase or lease the IDR from the Company. The Company's IDRs feature multiple level addressability, remote programmability, data buffering, and integral diagnostics. IDRs cannot be used in connection with any devices or data other than those provided by the Company. Since the original design in 1987, the Company has incorporated numerous improvements in its IDRs to increase their functionality and reliability, while reducing costs, and is currently producing more than 10 variations to meet the specialized needs of individual customers. Different versions of the IDR are capable of receiving data via Ku-band satellite, C-band satellite or FM subcarrier, and distributing the information to personal computers and printers. The Company's FM IDRs receive and distribute information at 19.2 kbps. The Company's satellite receivers are capable of receiving and distributing data ranging from 19.2 kbps to 1 MB per second and feature improved signal reception, easier installation, and smaller size.

         The Company sells hardware systems, in the form of specialized communications equipment, to its network customers, as well as to audio and data IPs who choose to manage their own networks. The Company's customers, such as Muzak, AEI and 3M Sound Products, utilize the Company's hardware systems to offer delivery of both music alone and music/data combinations to a variety of customers, including retail outlets, restaurants, grocery stores and offices. The hardware systems include satellite receivers for audio and data networks as well as error correction processors used to reduce transmission errors on telephone lines. Customers for these products include providers of business music, suppliers of photographs for the newspaper industry, and vendors of digitized weather imagery. To meet the needs of these customers, the Company also designs and sells a variety of analog and digital satellite receivers which operate at data rates ranging from 4.8 kbps to 2,048 kbps and use a variety of modulation techniques. Generally, the equipment provided to these specialized users is customized to meet their unique needs. The Company provides receive site and uplink equipment, network management systems, equipment maintenance, and equipment installation, as well as complete turnkey systems to operators of private networks.

         DATACASTING TECHNOLOGIES.

         The Company's datacasting technologies provide a bridge for low-cost, low-to high-speed, and high-capacity data delivery to home and business locations utilizing the existing world-wide infrastructure through wired or wireless means, including terrestrial broadcast, satellite, microwave or cable. The Company's datacasting technologies provide complete end-to-end solutions for both distribution and reception of PC ready information. The Company's datacasting technologies provide the distribution technologies needed for businesses, content providers and broadcasters to distribute information at a fraction of the cost required for conventional methods. Through the use of the Company's datacasting technologies, information can be received, viewed and used on the end-user's PC or on networks of PCs, regardless of the program used to create the data. In addition, businesses can subscribe to services from content providers or create proprietary networks of their own. The datacasting technologies may be used to distribute information such as newspapers, magazines, financial information, computer games, music, sports information, entertainment, software, and other services, and any other digital data, regardless of format.

         The National Television Standards Committee ("NTSC") television signal consists of 525 lines, divided into two fields, each with 262-1/2 lines. The first 21 lines of each field are "invisible" and carry the name Vertical Blanking Interval or VBI. A television receiver needs lines 1 through 9 to tune each field, which leaves lines 10 to 21 to transmit information. Line 21 is already used for closed-captioning services for the hearing impaired. The Company's multi-line VBI products provide speeds of up to 150 Kbps utilizing up to 10 lines of the VBI. The Company's TVT1/4 in-band technology inserts data into the active portion of the analog video signal (the remaining 504 lines) without interrupting the video and providing through put of up to 300 Kbps. The Company's datacasting technologies handle VBI and in-band individually or simultaneously, at a collective throughput of over 450 Kbps. This is the equivalent of approximately 202 MB of data per hour, which is approximately 20 times faster than a 28.8 Kbps modem.

         The Company's TVT1/4 technology enables high-speed transmission of digital data utilizing television broadcast signals without requiring additional infrastructure investment or spectrum allocation. The data to be transmitted is "embedded" or encoded as a digital bit stream within the active video portion of the TV signal itself, utilizing the Company's encoder at the origination of the TV signal. The data thus becomes an inherent part of the TV signal and maintains its integrity regardless of the method of transmission, whether VHF, UHF, microwave, satellite or cable. The data does not interfere with the TV picture, and is extracted from the TV signal by the Company's decoder. No TV set is needed for data reception, just a television antenna and a decoder which includes a tuner. The data stream may then be readily processed by a personal computer or other device.

         The Company has conducted thousands of hours of tests of its TVT1/4 technology on various television stations and on cable television systems, which include satellite, microwave and fiber optic links. These tests have successfully demonstrated the Company's ability to transmit large amounts of data at high-speed without complaints by viewers of visible degradation of the TV signal. The Company's TVT1/4 technology has also been successfully tested and demonstrated in other countries. In June, 1996, the Federal Communications Commission ("FCC"), acting upon a petition submitted by the Company, ruled that television broadcast licensees may, without prior FCC authorization, use the Company's TVT1/4 technology to broadcast digital data within the video portion of the NTSC television broadcast signal of the type currently transmitted by FCC licensees. In adopting this amendment to its rules, the FCC stated that allowing television broadcast licensees to use this technology, among others, to insert digital data into the video portion of the television signal will allow licensees to provide a wide variety of ancillary services, which the FCC expects will expand the products and services available to businesses and consumers within a television service area.

         WAVESERVER(TM).

         The WaveServer constitutes the front-end communications component of the Company's advanced point-to-multipoint wireless data broadcasting system. The WaveServer runs under Windows NT and makes optimal use of the operating system's capabilities and features a true 32-bit, multitasking and multi-threaded architecture. The system allows for the acquisition of data from multiple content sources simultaneously and is capable of managing up to 16 million different services.

The WaveServer monitors the network and manages the scheduling, packeting, security and addressability functions of the data being transmitted on a simple-to-use Graphical User Interface ("GUI"). The WaveServer is transmission method independent and can transmit data via in-band and VBI independently or simultaneously on the same video signal. The WaveServer architecture can also support the processing of data for FM side-band and satellite distribution, and will be upwardly compatible with Advanced Television Systems ("ATV") and Digital Satellite Systems ("DSS"). Once processed, the WaveServer presents the data via a high-speed link to a WaveCoder for distribution on the video signal being used as a carrier.

         WAVECODER(TM) ENCODERS.

         The WaveCoder Encoder inserts data into terrestrial broadcast, satellite, cable or microwave video signals. Data is inserted into the active portion of the video and the Video Blanking Interval at the broadcast site by either an E1000 Encoder (in-band) or an E/B100/200 Encoder (VBI). The E1000 Encoder is based upon the Company's patented method of inserting data into the active portion of the video signal and modulates and mixes the digital data with the baseband video. The E1000 Encoder is compatible with the NTSC video standard and works compatibly with VBI encoded data on the same signal. The E/B100 and E/B200 consist of two major parts: (a) Tektronix VITS-100 or VITS-200 and the Company's Piggyback Board which adds North American Broadcast Teletext Standard ("NABTS") compliant data insertion capability to the existing functionality of the Tektronix equipment. The multi-line VBI encoders also function as an intelligent data bridge. The Company's multimedia datacasting system does not require any additional bandwidth other than the VBI and the active portion of the same video signal, and provides the capability of sending up to 2 MB of data in less than 30 seconds.

         WAVECODER(TM) DECODERS.

         The WaveCoder D1000 and D100/200 Decoders mirror the functions of the Company's Encoders and can be connected to a personal computer through an external device or an internal ISA (EISA) or PCI card. The WaveCoder Decoders receive data through an antenna or cable connection via a 181 channel tuner. Data is extracted from the video signal by the Decoders and is managed by the Company's WaveCeiver software. Each WaveCoder Decoder is addressable, allowing data to be sent to designated customers only.

         WAVECEIVER(TM) SOFTWARE.

         The Company's WaveCeiver Software handles both VBI and in-band datastreams and is compatible with Microsoft Operating Systems, including DOS, Windows 3.x, Windows 95 and Windows NT. The WaveCeiver Software performs forward error correction and reconstructs information in its original format. The software allows users to receive information from several services simultaneously and can run in the background for unattended reception with optional pop-up notification or automatic launching of the associated application. The WaveCeiver Software also insures data security through a dual-key encryption system. The Company intends to bundle the Adobe Acrobat Reader for Windows(R) with WaveCeiver. The Acrobat Reader will allow users of the WaveCeiver software to receive electronic documents in the Adobe Portable Document Format ("PDF"), which provides digital information with the original look and feel of printed material. Although the Company's Datacasting System utilizes the television signal, a television or a VCR is not required to receive data, but only a PC and a WavePhore Decoder.

STRATEGIC ALLIANCES.

         Pursuant to May, 1995 and September, 1996 agreements between the Company and Intel, the Company has developed and licensed to Intel certain data broadcasting technology to enable the reception of data transmitted within broadcast television video signals. In addition, Intel and the Company granted to each other certain rights with respect to the sale and distribution of products incorporating such technology. The technology licensed to Intel by the Company is part of the Intercast Standard which allows television broadcasters to transmit data via the VBI to PCs. Intercast-enabled PCs incorporate a software version of the Company's VBI Decoder technology which allows users to view TV programs while simultaneously viewing supplemental data, including text, video and graphics, transmitted by broadcasters in a Worldwide Web page format. The Company and Intel have also jointly developed a Hardware Developer's Kit for Intel's Intercast Viewer and WavePhore's broadcast services, which includes jointly developed VBI decoder technology that is used to extract data embedded in the standard television signal. The kit provides OEM PC/board manufacturers and independent hardware vendors the necessary tools to develop and test products which will support the Intel Intercast technology and WavePhore's data broadcasting technology and services. The Company is an Associate Member of the Intercast Industry Group which was formed by Intel to promote the Intercast Standard and is composed of Tele-Communications, Inc., Time Warner, Inc., Continental Cablevision, Inc., General Instrument Corp., NBC, CNN Interactive, Viacom, Inc., America Online, Inc., and others. Products made by industry suppliers utilizing the Intercast Standard are currently available.

         In August, 1996, the Company licensed certain of its VBI technology to Compaq which has recently begun to manufacture and ship PCs equipped with this WavePhore technology. Compaq PCs equipped with this WavePhore technology will be able to receive data broadcasting, including the Company's WaveTop offerings.

         The Company also intends to develop strategic alliances or relationships with information providers, television networks, consumer electronic manufacturers, computer hardware and software developers and manufacturers, and sales and marketing partners, among others. Through such relationships, the Company will seek to develop additional commercial opportunities in the data broadcasting industry, including the deployment of encoders and decoders, applications and device driver software, network operations, and widespread demand for high-speed data broadcasting products and services. The Company is also seeking to enter into arrangements with third parties for foreign commercialization of its products and services. The Company's ability to address markets outside the United States may depend in large part on its ability to enter into collaborative arrangements with such third parties. To the extent that the Company enters into collaborative relationships with third parties, whether domestic or foreign, the success of the Company's products and services that are subject to such relationships may depend in large part on the efforts and commitment of such collaborative partners. The Company intends to expend substantial resources to penetrate markets for its products and services. The Company has limited experience in business operations outside the United States and Canada, and there can be no assurance that the Company will be able to compete successfully in international markets. International operations and sales are also subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations, any of which could have a material adverse affect on the Company.

         WAVEPHORE JAPAN, K.K.

         In 1995, the Company formed WavePhore Japan, K.K., a wholly-owned Japanese subsidiary, for, among other things, licensing the Company's data broadcasting technology in Japan and other countries of the Far East, and for developing applications and services with respect thereto. The Company expects to pursue such licensing and development opportunities in the future.

         NATIONAL DATA BROADCASTING COMMITTEE.

         In 1993, the National Association of Broadcasters and the Electronics Industry Association organized the National Data Broadcasting Committee ("NDBC") for the purpose of establishing one or more voluntary national standards for high-speed data broadcasting in the United States. The Company, as well as others, submitted proposals to the NDBC in response to its Request for Proposal for a high-speed data broadcasting system. The Company's TVT1/4 technology and technology developed by another company were tested by the NDBC. At the conclusion of the testing process, the NDBC determined not to recommend a voluntary national data broadcasting standard, citing, among other things, the FCC's ruling allowing television broadcasters to transmit ancillary data within the video portion of the NTSC television signal using the Company's TVT1/4 technology.

         GOVERNMENT REGULATION.

         In the United States, broadcast transmissions are subject to regulation by the FCC. In June, 1996, the FCC, acting upon a petition submitted by the Company, ruled that television broadcast licensees may, without prior FCC authorization, use the Company's TVT1/4 technology to broadcast digital data within the video portion of the NTSC television broadcast signal of the type currently transmitted by FCC licensees. In adopting this amendment to its rules, the FCC stated that allowing television broadcast licensees to use this technology, among others, to insert digital data into the video portion of the television signal will allow licensees to provide a wide variety of ancillary services, which the FC expects will expand the products and services available to businesses and consumers within a television service area. Any changes in, or adoption of new FCC regulations applicable to the Company's products and services could have a material adverse affect on such portion of the Company's business which might be dependent thereon.

         The FCC authorizes FM station licensees to utilize subcarriers within the FM baseband signal for specified purposes including data broadcasting. The Company has entered into contracts with certain FM licensees to lease their subcarriers to broadcast data. The Company is not currently required to hold an FCC license to act as a private carrier to use FM subcarrier channels. An FM license is granted for a period of seven years and may be renewed by the FCC for like terms. Although there can be no assurance that the licenses for the FM stations used by the Company will be renewed, the Company believes that adequate alternative FM stations would be available for use by the Company. The Company currently holds an FCC license for a satellite uplink in Salt Lake City, Utah. The Company's license is subject to renewal, and there can be no assurance that its license will be renewed upon the expiration of its term on October 23, 2002. Any such license may be revoked for cause. Future changes in regulations affecting allocation of the spectrum for services which compete with the Company's services could also adversely affect the Company's business, including spectrum allocations currently under consideration by the FCC.

SALES, MARKETING, AND CUSTOMER SUPPORT.

         The Company sells its data broadcasting network services, related hardware products and the Newscast service through a national sales force. The Company targets IPs with large numbers of end-users whose data broadcasting characteristics favor the use of the Company's technology and/or whose information content would be complementary to the Newscast information delivery service. To reach prospective customers, the Company's direct sales force targets senior decision makers for in-person sales presentations and demonstrations using the prospect company's own news and information products. The Company also displays its equipment and demonstrates its network services at industry trade shows, and has an ongoing public relations campaign to stimulate press coverage of the Company and its products.

         An important source of additional revenue is the expansion of network usage by, and equipment sales to, current customers. The Company benefits from IP marketing efforts to locate new end-users for their services because these IP sales generate new hardware and network services revenue for the Company. In order to foster loyalty and expand network usage by existing IPs, each year the Company holds a "Users Conference" during which its network customers and selected prospects participate in workshops and presentations on the network technology, software, new products, and industry trends. IPs are encouraged to communicate their needs and provide feedback on how the Company can improve its products and services.

         The Company also expects to expand its international marketing and sales activities by building on its base of multinational and foreign customers.

         The Company has sales representatives in Chicago, Cleveland, Dallas, Los Angeles, the New York City Metropolitan Area, Phoenix, San Francisco, Raleigh and Salt Lake City. The Company employs customer support personnel in Salt Lake City, and field service personnel in New York, Chicago and San Francisco. The support staff provides network installation and maintenance services, and also supervises a contract force of approximately 165 field service technicians in 81 cities nationwide.

MANUFACTURING AND SUPPLIERS.

         The Company contracts with outside providers of manufacturing services to complete the lower value-added and capital intensive steps in producing the network equipment which it sells. The Company procures the components and ships them to contract manufacturers for final assembly. In addition, the Company customizes, tests, and repairs network products at its Salt Lake City facility. The Company believes that it will be able to obtain components and subassemblies in a timely manner either from its current suppliers or one or more other suppliers to meet present and future orders for its data broadcasting network related equipment. Although certain components are available only from a single supplier, the Company believes that it has a sufficient quantity of these components on hand to cover its present orders, and that changes in design of the Company's products could be accomplished to eliminate the need for individual sole source components and subassemblies. However, there can be no assurance that extended interruption and supply of critical sole source components would not result in equipment delays and/or order cancellations which could have a material adverse effect on the Company's business.

         The Company expects to license OEMs of PCs and other consumer electronic products to incorporate the Company's data broadcasting technologies in their products. The Company currently does not intend to directly manufacture datacasting products, but may contract with third parties for the manufacture thereof.

PATENTS AND PROPRIETARY RIGHTS.

         The Company has been granted 14 U.S. Patents regarding its proprietary technologies and has filed additional U.S. patent applications relating to such technologies. The Company believes that such patents will provide the Company with a measure of protection for these technologies. In addition, the Company has filed patent applications in numerous foreign countries. There can be no assurance that any pending patent applications or future applications will result in the issuance of any patents to the Company.

         The Company relies upon a combination of patent, copyright, trademark and trade secret law, confidentiality and nondisclosure agreements, and other measures to establish and protect its proprietary rights to its products and services. Such protection may not preclude competitors from copying or learning from the Company's technologies, products and services, or from developing similar technologies, products and services. The Company's technologies, products and services also incorporate subject matter that the Company believes is in the public domain and subject matter that is licensed to the Company or that it otherwise has the right to use.

         The Company owns the copyrights in the computer software and other works of authorship developed by the Company's employees within the scope of their employment. The Company has not registered any copyrights. The Company has filed trademark application for several of its trademarks, certain of which have, as a result, been registered with the U.S. Patent and Trademark Office. The duration of the Company's trademark rights for each of its trademarks is expected to continue until the trademark is abandoned. The patents, copyrights, trademarks and trade secrets of the Company are considered by the Company to be of importance and of effect to the extent that they prohibit copying or utilization by others. The Company intends to pursue additional patents, trademarks, copyrights and trade secrets as may be appropriate.

         The monitoring and identifying of unauthorized use of the Company's proprietary rights is difficult, and the cost of litigation may impair the Company's ability to adequately guard against piracy and infringement. The Company may also encounter certain obstacles in enforcing its intellectual property rights in foreign jurisdictions due to the cost and uncertain effectiveness of intellectual property rights enforcement under various legal systems and international conventions. Although the Company believes that it possesses all required proprietary rights to the technology involved in its products and services, and that its products, services, trademarks, patents and works of authorship do not infringe upon any valid claims of third parties, there can be no assurance that others will not claim a proprietary interest in all or a part thereof or assert claims of infringement, which may or may not have merit. Any such claim, regardless of its merits, could involve the Company in costly litigation and have a material adverse effect on the Company. In addition, any or all of the Company's intellectual property rights could be declared invalid and unenforceable.

SEASONAL NATURE OF BUSINESS.

         The Company has experienced quarterly fluctuations in operating results and expects that such fluctuations will continue. These fluctuations are caused by various factors, including the timing of significant orders from major customers and the timing of shipments. In addition, the Company's operating results may be influenced by seasonality, which typically results in increased revenue in the fourth quarter related to equipment sales. Because of these factors, the Company expects that its future quarterly results of operations will continue to be subject to significant fluctuations.

WORKING CAPITAL - INVENTORY AND RECEIVABLES.

         As of December 31, 1996, the Company utilized approximately $7,860,000 of its working capital for inventory and accounts receivable.

MAJOR CUSTOMERS.

         The Company's current customers include the world's leading providers of financial information, general and industry-specific business news, and business music. These customers utilize the Company's network services and hardware products to distribute their products to end-users. Examples include:

         AEI Music Network, Inc.                          Muzak
         The Associated Press                             NTN Communications, Incorporated
         AT&T                                             PR NewsWire Association
         Business Wire, Inc.                              Reuters America Inc.
         COMSAT                                                    Reuters Financial
         Data Broadcasting Corp.                                   Reuters Media Wire
         Desktop Data                                              Digital Photo Wire
         Dow Jones & Co.                                           The Sports Network, Inc.
                  DowVision                               S & P ComStock, Inc.
                  Federal Filings                         Skytel
                  Professional Investor Report            Thompson Financial Services
         ESPN Sportsticker                                         First Call
         Federal News Service                                      Munifacts
         Knight-Ridder/Tribune                            WSI Weather
         Minnesota Mining and Manufacturing Company


         Users of the services provided by the Company's IP customers include a large number of investment banks, brokerage firms, commercial banks, money management companies, major market newspapers, and radio and television stations. Users of the services provided by the Company's business music customers include major retail and restaurant chains as well as establishments servicing the hospitality industry.

BACKLOG.

         At December 31, 1996, the Company's backlog was approximately $3.0 million, of which approximately $2.9 million is expected to be shipped in 1997. As of December 31, 1995, the Company had $7.3 million of backlog.

RENEGOTIATION OR TERMINATION OF GOVERNMENT CONTRACTS.

         As of December 31, 1996, no material portion of the Company's business was subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

COMPETITION.

         The Company faces aggressive competition in its businesses. Many of the Company's competitors have significantly greater financial, technical, sales, and marketing resources than the Company and have had more experience in their respective market segments. The Company's existing and potential competitors include providers of telephone lines, satellite communications channels, cable television systems, a variety of alternative wireless communications systems, dial-up information, services and software for the accessing, processing, and displaying of broadcast information feeds. The Company believes that its data broadcasting services and products have a competitive advantage over other techniques to disseminate data to a large number of end-users who require only one-way communication.

         The Company currently does not offer two-way, interactive communications products or services, and the Company could face a potential competitive disadvantage in the event that two-way systems are developed and offered at prices lower than the Company's broadcast systems. There can be no assurance that the Company can continue to compete successfully with its current competitors or with competitors who may subsequently enter the market. There can likewise be no assurance that the Company will, in the future, be able to provide the technological enhancements and new products necessary to maintain its competitive position or that the Company will have the financial resources to make the required investments in sales, marketing, engineering, research and development, or that the Company will be able to develop or sustain a competitive position for its products and services.

         Although the Company is aware of at least one potential competitor using an available portion of the television spectrum for data broadcasting, the Company believes that it is the only significant provider of data broadcasting services for resale using FM subcarrier technology. The Company also faces potential competition from Regional Bell Operating Companies and cable television companies, as such companies are currently in the process of installing fiber optic links both on their major trunk lines as well as into certain business and residential locations. Following the installation of fiber optic lines in businesses and homes in North America, these companies could provide services similar to those offered by the Company at competitive prices.

         The Company's Newscast Service competes with information systems providers, such as Desktop Data Inc., and with on-line information services providers, such as Individual Inc. and Paracel Online Systems, Inc., and potentially with companies which provide software for the accessing, processing and display of broadcast information feeds.

         The so-called advanced television system is expected to eventually enable television broadcasters to transmit non-programming related digital data at high speeds to a mass audience. The Company believes that its VBI technologies will be compatible with ATV as it is currently envisioned. ATV involves a digital television signal which is incompatible with the Company's analog TVT1/4 technology. However, the Company expects to migrate its data broadcasting services to ATV when it becomes available. If and when implemented, ATV will use a separate bandwidth allocated by the FCC, and other regulatory authorities in other markets, which would be non-interfering with the bandwidth currently used for the analog broadcast infrastructure. Further, since development and deployment of an ATV system will involve the re-equipping of the television industry with new transmitters and millions of homes with new receivers, the development of a new broadcast infrastructure and the development of a technology standard, the Company believes that the widespread acceptance and deployment of ATV will not occur in the United States and other worldwide markets for several years. The Company also believes that the current analog infrastructure may continue to be used for several years beyond ATV's initial introduction in the United States market, with similar transition periods in other markets. The Company anticipates that it will develop products and services which will take advantage of the data broadcasting opportunities expected to be created by implementation of ATV.

         Another company, Digideck, Inc., has developed but not yet produced for sale, a data broadcasting system which involves the imbedding of data in a carrier frequency outside the baseband video signal. Digideck's technology appears to develop a robust datastream in its prototype state, however it may have limitations which the Company's TVT1/4 technology does not have, principally regarding transmission environments, transmitter modification and installation.

         There may be other competitors who, unknown to the Company, are developing, or may in the future develop, other technologies, products and services similar to, or superior to, the Company's technologies, products and services.

RESEARCH AND DEVELOPMENT.

         As of March 7, 1997, the Company's research, development and engineering staff consisted of 50 full-time employees. The Company also engages consultants on a contract basis to perform research and development. In the three years ended December 31, 1996, 1995 and 1994, the Company incurred approximately $3,874,000, $3,812,000 and $2,793,000, respectively, in research and development expenses.

ENVIRONMENTAL PROTECTION.

         As of December 31, 1996, the Company's business, capital expenditures, earnings and competitive position were not materially affected by compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, and the Company does not anticipate any material capital expenditures for environmental control facilities in the foreseeable future.

EMPLOYEES.

         As of March 7, 1997, the Company employed approximately 123 full-time and 7 part-time employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         During the fiscal year ended December 31, 1996, the Company had export sales aggregating

19% of consolidated sales.

ITEM 2.  PROPERTIES.

         The Company leases a 13,000 square foot facility in Phoenix, Arizona, which houses the Company's executive offices and certain of its engineering facilities. The lease provides for annual rent expense of approximately $216,000 and expires in July, 2001.

         The Company's Networks Division maintains offices, engineering, development, manufacturing, and customer service facilities are located in approximately 30,000 square feet of leased space in Salt Lake City, Utah. The lease provides for annual rent expense of approximately $396,000 and expires in July, 2001. WavePhore Networks also leases a job shop, for shipping and receiving, in Salt Lake City, Utah. The lease for the job shop covers approximately 2,522 square feet, with an annual rent expense of approximately $12,000, and expires in May, 1997. WavePhore Networks leases additional space in New York City for a field service office and a satellite earth station site. The field service office lease is for approximately 1,000 square feet, with an annual rent expense of approximately $18,500, and expires in January, 2000. The satellite earth station site lease is for approximately 1,000 square feet, with an annual rent expense of approximately $36,000, and expires in October, 1997.

         WavePhore Canada leases a 7,400 square foot facility in Montreal, Quebec, which houses its research, design and software laboratories, and a network management facility. The lease provides for an annual rent expense of approximately $77,000 and expires in March 1999.

         The Company believes that its current facilities are adequate to support the levels of its present operations and that suitable additional or alternative space will be available as needed to accommodate expansion needs.

ITEM 3.  LEGAL PROCEEDINGS.

         As of March 7, 1997, the Company was not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a)      MARKET INFORMATION.

         The Company's Common Shares are traded on the Nasdaq National Market Tier of The Nasdaq Stock Market under the symbol "WAVO".

         The following table sets forth the range of high and low sales prices for the Company's Common Shares for each quarter during 1995 and 1996, as reported by Nasdaq.

              Quarter Ended          High Sales Price         Low Sales Price
              -------------          ----------------         ---------------
              March 31, 1995              $   8.75              $   5.00
              June 30, 1995                  18.00                  6.875
              September 30, 1995             19.25                 13.75
              December 31, 1995              20.50                 13.25
              March 31, 1996                 20.50                 13.625
              June 30, 1996                  14.625                 6.875
              September 30, 1996             12.125                 5.00
              December 31, 1996              11.25                  6.50


         (b)      HOLDERS.

          As of March 7, 1997, the Company had approximately 307 holders of record of its Common Shares and believes it has in excess of 6000 beneficial holders who are participants in security position listings of its Common Shares.

          (c)     DIVIDENDS.

          The Company has not paid any cash dividends on its Common Shares. The Company currently intends to retain all available funds for use in its business and does not anticipate paying any cash dividends on its Common Shares in the foreseeable future.

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

Statement of Operations Data(1)       1996        1995       1994       1993        1992
                                      ----        ----       ----       ----        ----
Revenues                           $ 19,020    $    813    $   --      $   --      $   --
Cost of Revenues                     11,226         560        --          --          --
                                   --------    --------    --------    --------    --------
                                      7,794         253        --          --          --

Operating Expense:
  Research and development            3,874       3,812       2,793       2,574       2,326
  Sales and marketing                 5,758       1,547         656         677         280
  General and adminstrative           5,389       2,311         934         823         826
  Amortization                        1,931          42        --          --          --
  Termination benefits                 --          --          --           768        --
  Charge for purchased research
     and development                   --         8,474        --          --          --
                                   --------    --------    --------    --------    --------
                                     16,952      16,186       4,383       4,842       3,432

Other (income) expense:
  Interest expense                      197          15         359         270         129
  Interest income & other              (740)       (492)       (101)       --          --
                                   --------    --------    --------    --------    --------

Net loss                           $ (8,615)   $(15,456)   $ (4,641)   $ (5,112)   $ (3,561)
                                   ========    ========    ========    ========    ========

Less:  Preferred stock dividends     (1,693)       (552)       --          --          --
                                   --------    --------    --------    --------    --------

Net loss after preferred stock
  dividends                        $(10,308)   $(16,008)   $ (4,641)   $ (5,112)   $ (3,561)
                                   ========    ========    ========    ========    ========

Net loss per common share          $  (0.64)   $  (1.52)   $  (0.57)   $  (0.68)   $  (0.35)
                                   ========    ========    ========    ========    ========

Net loss per common share after
  preferred stock dividends        $  (0.76)   $  (1.57)   $  (0.57)   $  (0.68)   $  (0.35)
                                   ========    ========    ========    ========    ========

Number of shares used in
     per share calculation           13,554      10,195       8,082       7,557      10,034
                                   ========    ========    ========    ========    ========



Balance Sheet Data 1

Short-term debt, including
     accrued interest              $  2,258    $  1,197    $   --      $  5,218    $  3,337
Working capital (deficit)            15,747      10,999      11,397      (5,124)     (3,498)
Long-term debt (non-current)             98         638        --          --          --
Property and equipment, net           2,281       2,014         147         208         252
Total assets                         41,562      38,258      12,048         647         375
Shareholders' equity
     (deficit)                       35,854      30,806      11,561      (4,914)      3,270


(1) See Note 2 of the Notes to Consolidated Financial Statements regarding business acquisitions.

No cash dividends have been paid on common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         OVERVIEW.

         WavePhore, Inc. including its wholly-owned subsidiaries, WavePhore Canada, Inc., WavePhore Networks, Inc. and WavePhore Japan K.K. (collectively the "Company"), is a developer and provider of proprietary products and services for the low-cost, high-speed distribution of digital data via the existing worldwide television, radio, satellite and internet infrastructures. In 1996, the Company made the transition from a development stage technology company to a data broadcast delivery and services organization utilizing various unique technologies. The Company had been in the development stage until the end of 1995. Effective January 1, 1996, the Company discontinued the development stage. On October 21, 1994, the Company became an SEC Registrant upon completing a successful initial public offering.

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

         On December 29, 1995, the Company purchased all of the outstanding common stock of WavePhore Networks, Inc. ("WavePhore Networks"), formerly Mainstream Data, Inc. WavePhore Networks is a provider of proprietary products and services for the distribution of digital data via direct satellite links and local FM broadcast frequencies. The acquisition was accounted for as a purchase and, accordingly, the operating results of WavePhore Networks have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price was approximately $29.4 million, consisting of $20.1 million in cash and the issuance of 747,029 shares of the Company's common stock.

         During the second quarter of 1995, the Company entered into an agreement with Intel Corporation ("Intel") whereby it agreed to develop data broadcasting technology for Intel. The agreement provides, among other things, for the Company licensing to Intel certain of the Company's proprietary technologies and Intel granting the Company certain rights with respect to the sale and distribution of products incorporating such technologies. In connection with the agreements, Intel made payments to the Company aggregating $500,000 in cash, and agreed to pay other license fees and royalties to the Company.

         In connection with a stock purchase agreement dated September 13, 1996, the Company issued 500,000 common shares to Intel Corporation for aggregate consideration of $4,000,000. In a separate agreement, Intel is expanding its relationship with the Company with respect to our joint interests of Intercast and the Company's broadcast services. The Company and Intel have also jointly developed a Hardware Developer's Kit for Intel's Intercast Viewer and WavePhore's broadcast services.

         On February 10, 1997, the Company announced the creation of its broadcast PC consumer service, Wavetop(TM), a nationwide broadcast medium for the home PC. The new broadcast service will deliver news, sports and entertainment programming via existing TV broadcasting signals without the bottleneck of the Internet or tying up of phone lines.

         In preparation for providing this consumer service, the Company signed an agreement with PBS National Datacast, Inc. ("PBS") during 1996. Utilizing the Company's technology, information will be sent to the consumer by embedding data into the existing TV broadcast signals of PBS's 264 member stations.

         During 1996, the Company licensed certain software to Compaq Computer Corporation ("Compaq"). The software, when installed in Compaq PC's, will allow the home PC user to receive the Company's broadcast services.

RESULTS OF OPERATIONS -- YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

         REVENUES

         Revenues are derived from Networks services and related equipment sales and Newscast(TM) services. Revenues for the years ended December 31, 1996, 1995 and 1994 were $19,020,000, $813,000 and $0, respectively. The increase in revenues is the result of the acquisition of WavePhore Networks and an increase in volume of Networks and Newscast services.

         COST OF REVENUES

         Cost of revenues consists primarily of costs associated with transmitting news services to customer sites and costs of computer hardware and software sold to customers. Cost of revenues for the years ended December 31, 1996, 1995 and 1994 were $11,226,000, $560,000 and $0, respectively. The increase in cost of revenues is due to the increased volume of Networks and Newscast services.

         RESEARCH AND DEVELOPMENT

         Research and development expenses for the years ended December 31, 1996, 1995 and 1994 were $3,874,000, $3,812,000 and $2,793,000, respectively.
The product development expense consists primarily of design, testing and support of the Company's existing and developing hardware, software and services. The Company anticipates continuing to make significant expenditures in product development as it develops new and enhanced services and provides services to a growing customer base.

         SALES AND MARKETING

         Sales and marketing expenses for the years ended December 31, 1996, 1995 and 1994 were $5,758,000, $1,547,000, $656,000, respectively. The increase in 1996 relates primarily to the acquisition of WavePhore Networks, additional sales personnel, increased travel, advertising and promotional costs.

         GENERAL AND ADMINISTRATIVE

         General and administrative expenses for the years ended December 31, 1996, 1995 and 1994 were $5,389,000, $2,311,000 and $934,000, respectively. The increase in 1996 relates to various administrative areas as the Company positions itself to commercialize its technology, the costs of developing strategic partnerships and also due to the acquisition of WavePhore Canada and WavePhore Networks in 1995.

         AMORTIZATION

         The amortization expense of $1,931,000 and $42,000 in 1996 and 1995, respectively relates to the amortization of intangible assets of acquired businesses.

         CHARGE FOR PURCHASED RESEARCH AND DEVELOPMENT

         The charge for purchased research and development in 1995 relates to the portion of the total cost to purchase WavePhore Canada and WavePhore Networks common stock which was allocated to research and development that was being conducted by the respective companies at the time of purchase.

         INTEREST EXPENSE

         Interest expense was $197,000 and $15,000 in 1996 and 1995, respectively. The increase in 1996 was due to the outstanding debt assumed with the acquisition of WavePhore Networks being outstanding for a full year in 1996.

         INTEREST EXPENSE -- SHAREHOLDER

         Interest expense for the year ended December 31, 1994 was $359,000. Interest expense increased as the Company's borrowings from its primary shareholder to fund operations increased. The Company had no borrowings from its primary shareholder in 1995 and 1996 and thus incurred no interest expense to the shareholder for these years.

         INTEREST INCOME

         Interest income was $742,000, $492,000 and $101,000 in 1996, 1995 and
1994, respectively. The increase in 1996 compared to 1995 is due to the increase in cash and cash equivalents resulting from the proceeds of preferred and common share issuances.

         NET OPERATING LOSS CARRYFORWARDS

         At December 31, 1996, the Company had net operating loss carryforwards of approximately $35,300,000 for federal and $22,500,000 for state income tax purposes that expire in years 2004 through 2011 for federal income tax purposes and years 1997 through 2001 for state income tax purposes. The primary difference between the loss carryforwards for financial reporting and tax purposes relates to the capitalization of start-up costs for income tax purposes. Start-up costs are deductible over a five year period commencing in 1996, which is the year the Company has advanced from the research and development stage into production and sales for federal and state income tax purposes. For financial reporting purposes, a valuation allowance of $16,499,000 has been recognized to offset the Company's deferred tax assets. Certain of the Company's net operating loss carryforwards may be limited based upon change in ownership tax rules.

LIQUIDITY AND CAPITAL RESOURCES

         From inception through December 31, 1994, the Company financed its operations through the issuance of debt and equity securities to the Company's primary stockholder, who is also the Company's President and Chief Executive Officer, and through the issuance of equity to the public pursuant to an initial public offering of common stock. During such period, the Company raised a net of $27,280,000 in proceeds from financing activities, comprised of approximately $4,737,000 and $22,543,000 in net proceeds from the issuance of debt and equity securities, respectively. During the fourth quarter of 1994, the primary stockholder converted $5,522,000 of debt and accrued interest to equity.

         During the years ended December 31, 1996, 1995 and 1994, the Company used cash in its operations of $8,136,000, $6,446,000 and $4,197,000, respectively. Cash used in operations amounts are reduced by non-cash charges of depreciation and amortization, and the charge for purchased research and development in 1995. Cash flows used in investing activities were $2,630,000 in 1996, $19,372,000 in 1995 and $1,191,000 in 1994. In 1995, the Company used
$20,013,000 to purchase the WavePhore Networks and WavePhore Canada businesses, net of the cash acquired. During 1996 and 1995 the Company purchased $1,002,000 and $505,000, respectively, in property and equipment. The Company loaned certain officers $564,000 and $1,143,000 in 1996 and 1994, respectively, whereas in 1995, the Company received net repayment on loans to officers of $1,146,000. The Company believes it is in its best interest to provide short-term financing to certain officers to enable them to meet their short-term obligations. The Company believes that the interest which it earned on such loans exceeded the interest which the Company could otherwise have earned on such funds.

         The Company received cash from financing activities of $11,614,000 in 1996, $26,439,000 in 1995 and $15,449,000 in 1994. In 1996, the Company
completed a private placement of Series A Convertible preferred shares and issued Series B Convertible preferred shares each priced at $25 per share which resulted in net proceeds of $6,641,000 and $2,703,000, respectively. In 1995, the Company's private placement of Series A Convertible preferred shares priced at $25 per share resulted in net proceeds of $23,383,000, after costs of the placement. Additionally, the Company received proceeds of $2,755,000 and $2,062,000 in 1996 and 1995, respectively, from the issuance of common stock relating to the exercise of previously issued warrants and stock options. In connection with a Stock Purchase agreement dated as of September 13, 1996, the Company issued 500,000 common shares to Intel Corporation for aggregate consideration of $4,000,000. The Company purchased $2,182,000 and $756,000 of its common stock in 1996 and 1995, respectively, and paid a dividend of $829,000 and $276,000 on its 1994 cumulative convertible preferred stock in 1996 and 1995, respectively. The cash provided by financing activities in 1994 results primarily from the Company's initial public offering. The Company estimates its present financial resources will be sufficient to fund operating activities, including the Company's accelerated internal growth plans, beyond 1997.

         The Company will continue to evaluate business acquisitions and the development of strategic partnerships to help accelerate its growth. The pace at which these acquisitions and strategic partnerships occur will have an impact on the capital resources of the Company to the extent they are funded with cash, or upon the dilution of existing stockholder interests to the extent they are entered into for equity.

         Certain of the statements contained herein may constitute forward looking statements which may involve risks and uncertainties. Actual results could differ materially from such forward looking statements as a result of a variety of factors, including but not limited to, technology changes, competitive developments, industry and market acceptance of new products and services, and risk factors listed from time to time in the Company's SEC filings.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         Report of Independent Auditors


Board of Directors and Shareholders
WavePhore, Inc.

We have audited the accompanying consolidated balance sheets of WavePhore, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WavePhore, Inc. at December 31, 1996 and 1995, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP


Phoenix, Arizona
February 14, 1997

                                 WavePhore, Inc.
                           Consolidated Balance Sheets


                                                                   December 31
                                                                1996         1995
                                                           --------------------------
Assets
Current assets:
  Cash and cash equivalents                                $11,793,205   $10,945,178
  Accounts receivable, less allowance for doubtful
     accounts of $636,000 and $579,000 in 1996 and 1995      3,880,715     3,437,374
  Other receivables                                             90,374       159,028
  Notes receivable from officers, including interest           604,605        40,757
  Inventories                                                3,342,975     2,194,673
  Prepaid expenses and other                                 1,133,946       518,568
                                                           -----------   -----------
Total current assets                                        20,845,820    17,295,578

Notes and other receivables                                    129,716       212,138
Property and equipment, net                                  2,281,367     2,013,655
Intangible assets of businesses acquired, net               16,570,338    18,467,252
Deposits and other assets                                    1,734,929       269,530
                                                           -----------   -----------

Total assets                                               $41,562,170   $38,258,153
                                                           ===========   ===========

                                                  WavePhore, Inc.
                                      Consolidated Balance Sheets (continued)


                                                                            December 31
                                                                         1996          1995
                                                                   ----------------------------
Liabilities and shareholders' equity
Current liabilities:
  Accounts payable                                                 $  2,126,129    $  2,119,244
  Accrued stock issuance costs                                             --         1,977,000
  Accrued expenses                                                      675,322         813,285
  Bank loans                                                          1,720,731       1,119,447
  Current portion of long-term debt                                     537,487          78,019
  Other                                                                  39,370         190,000
                                                                   ------------    ------------
Total current liabilities                                             5,099,039       6,296,995

Long-term debt, less current portion                                     97,959         637,843
Deferred compensation                                                      --           300,000
Other                                                                   511,475         217,487
                                                                   ------------    ------------
                                                                        609,434       1,155,330

Commitments

Shareholders' equity:
  Series 1994 cumulative convertible preferred shares, stated
     value $11 per share;  authorized, issued and outstanding
     501,963 shares                                                   5,521,593       5,521,593
  Series A convertible preferred shares, stated value $25 per share;  authorized 1,308,000 shares, issued and outstanding
     482,651 shares in 1996 and 1,014,400 shares in 1995             10,987,255      23,383,000
  Series B convertible preferred shares stated value $25 per share;  authorized 600,000 shares, 6,500 shares issued and
     outstanding                                                        162,500            --
  Class A common shares, no par;  authorized 50,000,000
     shares, issued and outstanding 16,520,714 shares in 1996,
     11,405,413 shares in 1995                                       66,964,819      37,191,233
  Equity adjustment from foreign currency translation                   (22,984)        (20,573)
  Accumulated deficit                                               (44,821,188)    (34,513,011)
                                                                   ------------    ------------
                                                                     38,791,995      31,562,242

Treasury shares, at  cost, 303,500 and 99,000 common
     shares in 1996 and 1995, respectively                           (2,938,298)       (756,414)
                                                                   ------------    ------------

Total shareholders' equity                                           35,853,697      30,805,828
                                                                   ------------    ------------

Total liabilities and shareholders' equity                         $ 41,562,170    $ 38,258,153
                                                                   ============    ============

See accompanying notes.

                                 WavePhore, Inc.
                      Consolidated Statements of Operations


                                                          Year Ended December 31
                                                 1996             1995             1994
                                            ---------------------------------------------
Revenues                                    $ 19,020,047     $   813,319$           --
Cost of revenues                              11,226,118         560,185            --
                                            ---------------------------------------------
   Gross margin                                7,793,929         253,134            --

Operating expenses:
  Research and development                     3,874,440       3,811,803       2,792,834
  Sales and marketing                          5,758,157       1,547,491         656,005
  General and administrative                   5,389,117       2,311,457         934,238
  Amortization                                 1,931,398          42,100            --
  Charge for purchased research
     and development                                --         8,473,679            --
                                            ---------------------------------------------
                                              16,953,112      16,186,530        4,383,077
Other (income) expense:
  Interest expense:
     Shareholder                                    --              --            359,047
     Other                                       197,414          14,868            --
  Interest income:
     Officers                                    (32,190)        (82,284)         (11,803)
     Other                                      (709,757)       (409,879)         (89,646)
                                            ---------------------------------------------
Net loss                                    $ (8,614,650)   $ 15,456,101)   $  (4,640,675)
                                            =============================================

Less:  Preferred stock dividends              (1,693,527)       (552,160)           --
                                            ---------------------------------------------

Net loss after preferred stock dividends    $(10,308,177)   $(16,008,261)   $  (4,640,675)
                                            =============================================

Net loss per common share                   $      (0.64)   $      (1.52)   $       (0.57)
                                            =============================================

Net loss per common share after preferred
   stock dividends                          $      (0.76)   $      (1.57)   $       (0.57)
                                            =============================================
Number of shares used in per
     share calculations                       13,553,946      10,194,920        8,081,582
                                            =============================================


See accompanying notes.

                                 WavePhore, Inc.

                 Consolidated Statements of Shareholders' Equity




                                                                                                     Series 1994 Cumulative
                                                        Class A                       Class B             Convertible
                                                      Common Stock                 Common Stock         Preferred Shares
                                                  Shares        Amount         Shares       Amount     Shares     Amount
                                                  ------        ------         ------       ------   ---------------------
BALANCES AT DECEMBER 31, 1993                   7,040,682       $6,354,614      500,000     $950,000        -          $-

Cash proceeds from exercise of Class A
  common share warrants                            22,000           22,000            -            -        -           -

Cash proceeds from exercise of Class A
  common share options                             25,000            5,000            -            -        -           -

Conversion of Class B common shares
  into Class A common shares                      500,000          950,000     (500,000)    (950,000)       -           -

Conversion of 10 percent cumulative
  convertible preferred shares into
  Class A common shares                           232,974        1,492,004            -            -        -           -

Conversion of demand notes payable and
  accrued interest to stockholder into Series
  1994 cumulative convertible preferred Shares          -                -            -            -  501,963   5,521,593

Cash proceeds from issuance of Class A
  common shares, net of share issuance costs
  of $2,672,760                                 1,650,000       15,477,240            -            -        -           -

Amortization of unearned compensation                   -                -            -            -        -           -

Net loss                                                -                -            -            -        -           -
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1994                   9,470,656       24,300,858            -            -  501,963   5,521,593

Cash proceeds from issuance of common shares      922,001        2,062,199            -            -        -           -

Common shares issued in purchase of businesses    991,655       10,485,067            -           -         -           -

Common shares dividend                             22,101          243,109            -            -        -           -

Cash proceeds from issuance of Series A
  preferred shares, net of share issuance
  cost of $1,977,000                                    -                -            -            -        -           -

Treasury shares purchased                               -                -            -            -        -           -

Cash and accrued dividends on 1994
  preferred stock ($1.10 per share)                     -                -            -            -        -           -

Loss on foreign currency translation                    -                -            -            -        -           -

Cash proceeds from issuance of warrants                 -          100,000            -            -        -           -

Net loss                                                -                -            -            -        -           -
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                  11,406,413       37,191,233            -            -  501,963   5,521,593

Cash proceeds from issuance of Series A
  preferred shares, net of share issuance
  cost of $645,000                                      -                -            -            -        -           -

Cash proceeds from issuance of Series B
  preferred shares, net of share issuance
  cost of $60,000                                       -                -            -            -        -           -

Conversion of Series A & B Convertible
  preferred shares to common shares              3,935,948       21,630,612           -            -        -           -

Common share dividends paid on Series
  A and B Preferred shares                         113,478        1,141,359           -            -        -           -

Cash proceeds from exercise of Series
  B preferred share warrants                             -                -           -            -        -           -

Cash dividend on 1994 preferred shares                   -                -           -            -        -           -

Cash proceeds from exercise of common
  share options                                    564,875        2,755,396           -            -        -           -

Cash proceeds from issuance of common-
  shares, net of issuance cost of $54,000          500,000        3,946,219           -            -        -           -

Other                                                    -          300,000           -            -        -           -

Treasury shares purchased                                -               -            -            -        -           -

Loss on foreign currency translation                     -                -           -            -        -           -

Net loss                                                 -                -           -            -        -           -
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                   16,520,714      $66,964,819           -           $-  501,963  $5,521,593
==========================================================================================================================



                                                  10% Cumulative                                    Series A
                                                   Convertible                                    Convertible
                                                 Preferred Shares        Treasury Shares         Preferred Shares
                                                 Shares     Amount      Shares      Amount      Shares      Amount
                                                 ------     ------      ------------------      ------------------
BALANCES AT DECEMBER 31, 1993                   465,947  $1,492,004        -            $-          -           $-

Cash proceeds from exercise of Class A
  common share warrants                               -           -        -             -          -            -

Cash proceeds from exercise of Class A
  common share options                                -           -        -             -          -            -

Conversion of Class B common shares
  into Class A common shares                          -           -        -             -          -            -

Conversion of 10 percent cumulative
  convertible preferred shares into
  Class A common shares                         (465,947) (1,492,004)      -             -          -            -

Conversion of demand notes payable and
  accrued interest to stockholder into Series
  1994 cumulative convertible preferred Shares         -           -       -             -          -            -

Cash proceeds from issuance of Class A
  common shares, net of share issuance costs
  of $2,672,760                                        -           -       -             -          -            -

Amortization of unearned compensation                  -           -       -             -          -            -

Net loss                                               -           -       -             -          -            -
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1994                          -           -       -             -          -            -

Cash proceeds from issuance of common shares           -           -       -             -          -            -

Common shares issued in purchase of businesses         -           -       -             -          -            -

Common shares dividend                                 -           -       -             -          -            -

Cash proceeds from issuance of Series A
  preferred shares, net of share issuance
  cost of $1,977,000                                   -           -        -            -  1,014,400   23,383,000

Treasury shares purchased                              -           -   99,000      (756,414)        -            -

Cash and accrued dividends on 1994
  preferred stock ($1.10 per share)                    -           -        -             -         -            -

Loss on foreign currency translation                   -           -        -             -         -            -

Cash proceeds from issuance of warrants                -           -        -             -         -            -

Net loss                                               -           -        -             -         -            -
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                          -           -   99,000      (756,414) 1,014,400   23,383,000

Cash proceeds from issuance of Series A
  preferred shares, net of share issuance
  cost of $645,000                                     -           -        -             -    293,600    6,694,742

Cash proceeds from issuance of Series B
  preferred shares, net of share issuance
  cost of $60,000                                      -           -        -             -          -            -

Conversion of Series A & B Convertible
  preferred shares to common shares                    -           -        -             -   (825,349) (19,090,487)

Common share dividends paid on Series
  A and B Preferred shares                             -           -        -             -          -            -

Cash proceeds from exercise of Series
  B preferred share warrants                           -           -        -             -          -            -

Cash dividend on 1994 preferred shares                 -           -        -             -          -            -

Cash proceeds from exercise of common
  share options                                        -           -        -             -          -            -

Cash proceeds from issuance of common
  shares, net of issuance cost of $54,000              -           -        -             -          -            -

Other                                                  -           -        -             -          -            -

Treasury shares purchased                              -           -  204,500    (2,181,884)         -            -

Loss on foreign currency translation                   -           -        -             -          -            -

Net loss                                               -           -        -             -          -            -
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                          -          $-  303,500   ($2,938,298)   482,651  $10,987,255
==========================================================================================================================


                                                                        Unearned
                                                                      Compensation/
                                                       Series B           Foreign
                                                     Convertible         Currency     Accumulated
                                                   Preferred Shares    Translation      Deficit          Total
                                                 Shares      Amount       Amount        Amount          Amount
                                                 ------------------   ------------    ------------      ------
BALANCES AT DECEMBER 31, 1993                       -             $-   ($89,247)    ($13,620,966)   ($4,913,595)

Cash proceeds from exercise of Class A
  common share warrants                             -              -          -                -         22,000

Cash proceeds from exercise of Class A
  common share options                              -              -          -                -          5,000

Conversion of Class B common shares
  into Class A common shares                        -              -          -                -              -

Conversion of 10 percent cumulative
  convertible preferred shares into
  Class A common shares                             -              -          -                -              -

Conversion of demand notes payable and
  accrued interest to stockholder into Series
  1994 cumulative convertible preferred Shares      -              -          -                -      5,521,593

Cash proceeds from issuance of Class A
  common shares, net of share issuance costs
  of $2,672,760                                     -              -          -                -     15,477,240

Amortization of unearned compensation               -              -     89,247                -         89,247

Net loss                                            -              -          -       (4,640,675)    (4,640,675)
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1994                       -              -          -      (18,261,641)    11,560,810

Cash proceeds from issuance of common shares        -              -          -                -      2,062,199

Common shares issued in purchase of businesses      -              -          -                -     10,485,067

Common shares dividend                              -              -          -         (243,109)             -

Cash proceeds from issuance of Series A
  preferred shares, net of share issuance
  cost of $1,977,000                                -              -          -                -     23,383,000

Treasury shares purchased                           -              -          -                -       (756,414)

Cash and accrued dividends on 1994
  preferred stock ($1.10 per share)                 -              -          -         (552,160)      (552,160)

Loss on foreign currency translation                -              -    (20,573)               -        (20,573)

Cash proceeds from issuance of warrants             -              -          -                -        100,000

Net loss                                            -              -          -      (15,456,101)   (15,456,101)
--------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                       -              -    (20,573)     (34,513,011)    30,805,828

Cash proceeds from issuance of Series A
  preferred shares, net of share issuance
  cost of $645,000                                  -              -          -                -      6,694,742

Cash proceeds from issuance of Series B
  preferred shares, net of share issuance
  cost of $60,000                              32,000        740,000          -                -        740,000

Conversion of Series A & B Convertible
  preferred shares to common shares          (104,005)    (2,540,125)         -                -              -

Common share dividends paid on Series
  A and B Preferred shares                          -              -          -       (1,141,359)             0

Cash proceeds from exercise of Series
  B preferred share warrants                   78,505      1,962,625          -                -      1,962,625

Cash dividend on 1994 preferred shares                                        -         (552,168)      (552,168)

Cash proceeds from exercise of common
  share options                                     -              -          -                -      2,755,396

Cash proceeds from issuance of common
  shares, net of issuance cost of $54,000           -              -          -                -      3,946,219

Other                                               -              -          -                -        300,000

Treasury shares purchased                           -              -          -                -     (2,181,884)

Loss on foreign currency translation                -              -     (2,411)               -         (2,411)

Net loss                                            -              -          -       (8,614,650)    (8,614,650)
--------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                   6,500    $   162,500   ($22,984)    ($44,821,188)   $35,853,697
==========================================================================================================================


See accompanying notes.

                                 WavePhore, Inc.

                      Consolidated Statements of Cash Flows




                                                                 Year Ended December 31
                                                          1996            1995             1994
                                                     ---------------------------------------------
OPERATING ACTIVITIES
Net loss                                             $ (8,614,650)   $(15,456,101)   $ (4,640,675)
Adjustments to reconcile net loss to net cash used
  in operating activities:
    Depreciation                                        1,049,958         473,299         103,996
    Amortization                                        1,931,398          42,100            --
    Gain on disposal of assets                           (106,636)           --              --
    Provision for doubtful accounts                        63,000            --              --
    Charge for purchased research and development            --         8,473,679            --
    Interest expense on demand notes payable to
      shareholder converted to common stock                  --              --           358,524
    Amortization of unearned compensation                    --              --            89,247
    Changes in operating assets and liabilities:
        Accounts receivable                              (506,341)           --              --
        Inventories                                    (1,493,532)         92,110        (191,536)
        Prepaid expenses and other                       (564,426)         82,426         (61,271)
        Accounts payable                                    6,885         (56,088)        189,479
        Accrued expenses                                  138,117         (38,325)        (44,880)
        Other                                             (39,619)        (59,231)           --
                                                     ---------------------------------------------
Net cash used in operating activities                  (8,135,846)     (6,446,131)     (4,197,116)

INVESTING ACTIVITIES
Purchase of property and equipment                     (1,002,290)       (505,070)        (43,140)
Proceeds from sale of property and equipment              136,486            --              --
Purchase of businesses, net of cash acquired                 --       (20,013,016)           --
Increase in deposits                                   (1,200,000)           --            (5,300)
Notes receivable from officers                           (563,848)       (669,788)     (1,142,803)
Repayments on notes receivable from officers                 --         1,815,544            --
                                                     ---------------------------------------------
Net cash used in investing activities                  (2,629,652)    (19,372,330)     (1,191,243)

FINANCING ACTIVITIES
Issuance of preferred shares                           10,102,625      25,360,000            --
Share issuance costs                                   (2,736,039)           --              --
Issuance of stock purchase warrants                          --           100,000            --
Issuance of common shares                               6,739,630       2,062,199      15,504,240
Borrowings from majority stockholders                        --              --         2,945,000
Borrowings from bank and other                          2,683,382         134,574            --
Payments on notes payable and to bank                  (2,162,514)       (164,988)     (3,000,000)
Payment of preferred stock dividend                      (829,264)       (276,080)           --
Purchase of treasury stock                             (2,181,884)       (756,414)           --
Loss on foreign currency translation                       (2,411)        (20,573)           --
Issuances of loan receivable                                 --          (140,924)           --
Payments from loan receivable                                --           140,924            --
                                                     ---------------------------------------------
Net cash provided by financing activities              11,613,525      26,438,718      15,449,240
                                                     ---------------------------------------------
Net increase in cash and cash equivalents                 848,027         620,257      10,060,881
Cash and cash equivalents at beginning of period       10,945,178      10,324,921         264,040
                                                     ---------------------------------------------
Cash and cash equivalents at end of period           $ 11,793,205    $ 10,945,178    $ 10,324,921
                                                     =============================================
Supplemental cash flow information:
  - Issuance of common shares in connection
      with purchase of businesses                    $         --    $ 10,485,067
                                                     ============================
  - Issuance of common shares as dividends on
      preferred stock                                $  1,141,359    $    243,109
                                                     ============================
  - Dividends accrued on preferred shares            $         --    $    276,080
                                                     ============================

See accompanying notes.

                                 WavePhore, Inc.

                   Notes to Consolidated Financial Statements
                                December 31, 1996

1.  ACCOUNTING POLICIES

Organization and Business

WavePhore, Inc. is an Indiana corporation formed on November 13, 1990. During 1995, WavePhore, Inc. acquired all of the outstanding common stock of WavePhore Canada, Inc. and WavePhore Networks, Inc. Reference to "the Company" includes WavePhore, Inc. and all of its wholly-owned subsidiaries. Effective January 1, 1996, the Company discontinued its development stage.

The Company is a developer and provider of proprietary products and services for the low cost, high speed distribution of digital data via the existing broadcast television, FM sideband and satellite infrastructures. In 1996, the Company made the transition from a development stage technology company to a data broadcast delivery and services organization utilizing various unique technologies.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective date of purchase. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an expected maturity of three months or less when purchased to be cash equivalents. Cash equivalents include high grade variable rate bonds that remarket at each rate change date.

Inventories

Inventories are stated at the lower of cost or market, cost being determined using primarily the weighted average cost method.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are recorded using the straight-line method over the estimated useful lives of the assets, as follows:

         Furniture and equipment                             5 to 7 years
         Computer, lab, and production equipment             5 years
         Leasehold improvements                              5 to 6 years

                                 WavePhore, Inc.

                                December 31, 1996


1.  ACCOUNTING POLICIES (CONTINUED)

Intangible Assets of Businesses Acquired

The excess of purchase price over the fair value of net assets acquired is recorded at cost and amortized using the straight-line method over the estimated useful lives, which range from 5 to 15 years.

Intangible assets are reviewed on an ongoing basis by the Company's management based on several factors including, among others, the Company's projection of future operations and their related impact on cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of intangibles to its estimated fair value.

Revenue Recognition

Revenue for network services is recognized upon transmission of data and is based on the number of characters transmitted or the number of sites receiving transmissions. Revenue from product sales is recognized upon shipment and from product rentals over the rental period. Revenue from installation, service, and network support is recognized as the service is provided. Revenue for Newscast service is recognized upon customer receipt of transmitted data and is based upon the number of end users. During 1996, export sales represented 19% of consolidated revenues.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

Net Loss Per Common Share and Supplemental Net Loss Per Common Share

Net loss per common share is based on the weighted average number of shares of common stock outstanding during each year. Common share equivalents, which were anti-dilutive, were not included in the computation of net loss per share. Supplemental net loss per common share assuming the proceeds from the issuance of 304,723 common shares at the public offering price of $11, net of issuance costs, were used to repay $3,000,000 of the Company's indebtedness as of January 1, 1994, and assuming that the $4,737,000 of notes payable that were converted into Series 1994 Cumulative Convertible Preferred shares during 1994 were also converted as of January 1, 1994, net loss per common share would have been reduced from $0.57 to $0.48 in 1994.

Concentrations of Credit Risk

Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

                                 WavePhore, Inc.

                                December 31, 1996


1.  ACCOUNTING POLICIES (CONTINUED)

The Company's customer base consists primarily of news service companies in the United States. Although the Company is directly affected by the financial and operational well-being of the companies in this industry, management does not believe significant credit risk exists at present.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Reclassifications

Certain prior year balances have been reclassified to conform with the 1996 presentation.

2.  ACQUISITIONS

On January 25, 1995, the Company purchased all of the outstanding common stock of BleuMont Telecom Inc. of Montreal Canada. Subsequent to the acquisition, BleuMont Telecom Inc. was renamed WavePhore Canada, Inc. ("WavePhore Canada"). WavePhore Canada is involved in the research, development and marketing of products and services for the transmission of data by television signal. This acquisition was accounted for as a purchase and, accordingly, the operating results of WavePhore Canada have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of the WavePhore Canada common stock was approximately $1.3 million, consisting of $284,831 in cash (includes direct cost of acquisition) and the issuance of 244,626 shares of the Company's common stock. The purchase price has been allocated to the assets and liabilities of WavePhore Canada based on their estimated respective fair values. A portion of the purchase price relates to the research and development projects WavePhore Canada had undertaken, resulting in a charge to the Company's operations of $474,000. The excess of the purchase price over the fair value of the tangible net assets acquired, after allocation of purchased research and development, totals approximately $630,000 and is recorded as goodwill to be amortized over its useful life of fifteen years. All of the common shares issued in this purchase were restricted and could not be resold for one year from the date of the transaction. Because of this restriction, the Company applied a discount to the closing price of its common shares on the date of issuance for purposes of calculating the total purchase price. The Company also entered into employment agreements with officers of WavePhore Canada, which included cash bonuses totaling three percent of the Company's consolidated annual sales revenue, up to a total of $2,400,000 in bonuses.

On December 29, 1995, the Company purchased all of the outstanding common stock of Mainstream Data, Inc. Subsequent to the acquisition, Mainstream Data, Inc. was renamed WavePhore Networks, Inc. ("WavePhore Networks"). WavePhore Networks is a provider of proprietary products and services for the distribution of digital data via direct satellite links and local FM broadcast frequencies. In addition,

                                 WavePhore, Inc.

                                December 31, 1996


2.  ACQUISITIONS (CONTINUED)

WavePhore Networks markets an information product called Newscast. This acquisition was accounted for as a purchase and, accordingly, the operating results of WavePhore Networks have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of the WavePhore Networks common stock was approximately $29,400,000, consisting of $20,100,000 in cash (includes direct cost of acquisition) and the issuance of 747,029 shares of the Company's common stock. The purchase price has been allocated to the assets and liabilities of WavePhore Networks based on their estimated respective fair values.

Approximately $8,000,000 of the purchase price was attributed to research and development projects WavePhore Networks had undertaken, and accordingly was charged to the Company's operations at the date of acquisition. The excess of the purchase price over the fair value of the tangible net assets acquired, after allocation of purchased research and development, total approximately $17,850,000 with $5,100,000 assigned to developed technology, $10,200,000 assigned to customer base, $860,000 assigned to assembled workforce and $1,690,000 assigned to goodwill. These intangibles are being amortized over their estimated useful lives ranging from five to fifteen years. All of the common stock issued in this purchase was restricted and could not be resold for six months from the data of acquisition. Because of this restriction, the Company has applied a discount to the closing price of its common stock on the date of issuance for purposes of calculating the total purchase price.

The following unaudited combined pro-forma information reflects the results of the Company's operations for the years ended December 31, 1995 and 1994 assuming consummation of the acquisitions of WavePhore Canada and WavePhore Networks had occurred at the beginning of each year.


                                 1995           1994
                            ------------    ------------
Sales                       $ 16,866,000    $ 12,394,000
Net loss                    $(16,456,000)   $ (6,789,000)
                            ============    ============
Net loss per common share   $      (1.50)   $      (0.75)
                            ============    ============



The pro-forma information does not purport to represent what the Company's results of operations would actually have been had the acquisition occurred at the beginning of the period indicated, nor to project the Company's results of operations for any future date or period.

3.  NOTES RECEIVABLE FROM OFFICERS

Notes receivable from officers at December 31, 1996 and 1995 totaled $604,605 and $40,757, including $36,183 and $3,257 of accrued but unpaid interest, are unsecured, due on demand, and bear interest at 10 percent per annum.

                                 WavePhore, Inc.

                                December 31, 1996


4.  INVENTORIES

Inventories consist of the following at December 31:


                     1996           1995
                  ----------   ----------
Finished goods    $  687,914   $  588,260
Work-in-process    1,298,893    1,334,567
Raw materials      1,356,168      271,846
                  ----------   ----------
                  $3,342,975   $2,194,673
                  ==========   ==========


5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:


                                                     1996           1995
                                                 ------------   -----------
Computer, lab and operations equipment           $ 1,691,687    $ 1,557,276
Office furniture and leashold improvements          701, 687        474,851
Equipment rented to others                           955,935        722,514
                                                 -----------    -----------
                                                   3,349,309      2,754,641
Less accumulated depreciation and amortization    (1,067,942)      (740,986)
                                                 -----------    -----------
                                                 $ 2,281,367    $ 2,013,655
                                                 ===========    ===========


6.  INTANGIBLE ASSETS OF BUSINESSES ACQUIRED

The excess of purchase price over the fair value of net assets acquired consist of the following at December 31:


                                     1996            1995
                                -------------   ------------
Developed technology            $  5,180,000    $  5,180,000
Assembled workforce                  860,000         860,000
Customer base                     10,200,000      10,200,000
Goodwill                           2,321,283       2,253,096
Other                                 16,256          16,256
                                ------------    ------------
                                  18,577,539      18,509,352

Less accumulated depreciation     (2,007,201)        (42,100)
                                ------------    ------------
                                $ 16,570,338    $ 18,467,252
                                ============    ============

                                 WavePhore, Inc.

                                December 31, 1996



7.  LINE OF CREDIT AND LONG-TERM DEBT

At December 31, 1996, the Company had debt of $1,720,731 payable to a bank on a revolving line of credit collateralized by inventories and accounts receivable, with $279,269 of remaining available credit. Accrued interest payments are due monthly on the line of credit at the bank's base rate plus 1.5% per annum, 9.75% at December 31, 1996. All outstanding borrowings are due on May 15, 1997, at expiration of the line.

In connection with the purchase of WavePhore Networks's common stock, the Company converted a payable to a former shareholder to a long-term note payable. The principal balance of $477,890 plus accrued interest is due December 29, 1997. The note bears interest at a bank's prime rate plus 1%, 9.25% at December 31, 1996, and is unsecured. At December 31, 1996, the Company also has various bank debt arrangements in the amount of $157,556.

Remaining principal payments to be made on long-term debt are $537,487 in 1997, $84,921 in 1998 and $13,038 in 1999.

Cash paid for interest was $173,000 and $14,000 in 1996 and 1995, respectively, and none in 1994.

8.  LEASE COMMITMENTS AND PURCHASE OBLIGATIONS

The Company leases office and warehouse facilities and subchannels of FM radio stations under operating lease arrangements. The following is a schedule of future minimum lease payments:


            Years ending
            December 31,
                1997        $ 1,675,569
                1998          1,458,495
                1999          1,429,733
                2000          1,151,569
                2001            435,772
                            ------------
                            $ 6,151,138
                            ============





Total rent expense for the years ended December 31, 1996, 1995 and 1994 was approximately $2,343,000, $713,000 and $729,000, respectively.

The Company has entered into several long-term purchase agreements with certain companies, which require the purchase of minimum satellite uplink capacity and the use of certain TV broadcaster signals. Future minimum purchase commitments are $2,417,000 in 1997, $2,168,000 in 1998, $1,930,000 in 1999, $375,000 in 2000
and $325,000 in 2001.

                                 WavePhore, Inc.

                                December 31, 1996


9. CAPITAL SHARES

In September 1994, 25,000 options were exercised into 25,000 Class A common shares at an exercise price of $0.20 per share, totaling $5,000. In October 1994, the Company successfully completed its initial public offering and received net proceeds of $15,477,240 in exchange for the issuance of 1,650,000 of its common shares. Concurrent with the initial public offering, 465,947 shares of the Company's then existing 10 percent cumulative preferred shares were converted into 232,974 common shares. In addition, $3,000,000 of the notes payable to a shareholder and related accrued interest were repaid from the offering proceeds. The then remaining demand notes payable balance and accrued interest were converted into 501,963 shares of Series 1994 cumulative convertible preferred shares (Series 1994 Preferred shares) which had an aggregate stated value equal to the balance of the principal and accrued interest on such debt.

Holders of the Series 1994 Preferred shares are entitled to receive, when and as declared by the Company's Board of Directors, cash dividends which are cumulative and cumulate annually at the rate of 10 percent per share. During 1996 and 1995, the Board of Directors declared the payment of two semi-annual cash dividends totaling $552,160 each year on the Series 1994 Preferred shares. Cumulative and unpaid dividends amounted to approximately $92,000 at December 31, 1996.

The Series 1994 Preferred shares are stated at liquidation value and are not entitled to vote. Holders of the Series 1994 Preferred shares are entitled at any time to convert their Series 1994 Preferred shares into common shares equal to the aggregate value of the Series 1994 Preferred shares divided by the conversion price, as defined, initially set at $11.00.

The Series 1994 Preferred shares may be redeemed, in whole or in part, by the Company at any time at $11.00 per share, plus any accrued and unpaid dividends.

During January 1995, the Company issued 165,000 warrants excercisable into one share of common stock to third parties in connection with the Company's initial public offering. The exercise price is $18.15 per share.

During 1995, the Company received proceeds of $1,400,000 in connection with the third-party investor exercising their warrant to purchase 200,000 common shares.

During 1995, the Board of Directors and Shareholders approved the payment of a common share dividend to the former holders of the 10 percent cumulative convertible preferred shares for the period such preferred shares were outstanding. Accordingly, 22,101 common shares were issued and valued at the initial public offering price of $11 per share and totaled $243,109, which approximated the amount of cash dividends otherwise payable.

On December 27, 1995, the Company commenced a private placement of shares of its Series A Convertible Preferred Shares ("Series A Shares") to accredited investors which concluded in January 1996. The Series A Shares have a stated value of $25 per share. The Company received proceeds of $32,700,000 ($25,360,000 in 1995 and $7,340,000 in 1996) relating to the sale of 1,308,000 shares.

                                 WavePhore, Inc.

                                December 31, 1996



9.  CAPITAL SHARES (CONTINUED)

During January 1996, the Company completed a placement of shares of its Series B Convertible Preferred Shares ("Series B Shares") to accredited investors. The Series B Shares have a stated value of $25 per share. The Company received proceeds of $800,000 relating to the sale of 32,000 shares. The Company incurred commission and other costs of the offering of $60,000. In connection with the Series B placement, the Company issued 136,600 warrants to purchase the Company's Series B Shares at $25 a share.

Holders of the Series A and B Shares are entitled to receive cumulative dividends at the rate of $1.25 per annum, payable semi-annually on June 30 and December 31 of each year, when and as declared by the Company's Board of Directors, in preference and priority to any payment of any dividend on the Common Shares or any other class or series of shares of the Company. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series A and B Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of any other class or series of shares, the amount of $25 per share, plus any cumulated but unpaid dividends (the "Liquidation Preference"). The Series A and B Shares may be redeemed by the Company in whole or in part at any time beginning on the first year anniversary after the date of issuance, on at least 30 days notice, at a redemption price equal to the Liquidation Preference. However, the Company may not exercise the right of redemption unless certain events have occurred. At any time more than three months after the date of issuance, each share of the Series A and B Shares may be convertible, at the option of the holder thereof, into such number of Common Shares as is determined by dividing (i) the Liquidation Preference by (ii) the applicable Conversion Price. The conversion provisions are subject to adjustment in certain circumstances. On the third anniversary of the date of issuance of the Series A and B Shares, such shares shall be converted into Common Shares without any action on the part of the holders thereof. Except as otherwise provided by law, the Series A Shares have no voting rights. During 1996, the preferred shareholder agreement was amended to revise the conversion price to be the lesser of $21.00 per share or an adjustment to the underlying market price of the common shares at the date of conversion. The existing preferred shareholders received a total of 482,050 warrants to purchase the Company's common stock at $7.00 per share in consideration for agreeing to not convert their outstanding preferred shares for a period of six months. At the end of the six month period, the remaining preferred shareholders have the right to purchase up to one additional common share under certain circumstances.

During 1996, holders of the Company's Series A and Series B Convertible Preferred Shares were paid dividends of 113,478 shares of the Company's Common Shares in accordance with the preferred agreement which aggregated $1,141,359.

During 1996, holders of the Company's Series A and Series B Convertible Shares converted an aggregate of 857,349 convertible preferred shares into 3,576,164 Common Shares of the Company.

During 1996, certain of the Company's Series B Convertible Preferred warrant holders exercised 78,505 warrants at an aggregate exercise price of approximately $1.96 million, into 78,505 Series B Preferred Shares and subsequently 72,005 preferred shares were converted into 359,784 common shares.

                                 WavePhore, Inc.

                                December 31, 1996


9.  CAPITAL SHARES (CONTINUED)

In connection with a Stock Purchase Agreement dated as of September 13, 1996, the Company issued 500,000 common shares to Intel Corporation for aggregate consideration of $4,000,000.

At December 31, 1996, the Company had 7,672,000 common shares reserved for future issuances related to outstanding stock options, warrants and convertible preferred shares.

10.  STOCK OPTIONS

The Company began issuing nonqualified stock options to purchase its common shares in August 1991 to employees and consultants under the 1991 Restricted Stock Option Plan (1991 Plan). In May 1994, the Company's Board of Directors discontinued the granting of any additional options under the 1991 Plan when they approved the Company's 1994 Stock Compensation Plan (1994 Plan) which included both incentive stock options and nonqualified stock options.

On April 24, 1995, the Company's Board of Directors approved the 1995 Incentive Plan ("1995 Plan"), which was subsequently approved by the Company's stockholders at the 1995 Annual Meeting. The 1995 Plan provides for the grant of non-qualified stock options, incentive stock options, limited stock appreciation rights and other similar incentives and replaced the 1994 Plan.

On February 10, 1997, the Company's Board of Directors approved the 1997 IncentivePlan ("1997 Plan"), which is to be voted on by the Company's shareholders at the 1997 annual meeting. The 1997 Plan provides for the grant of non-qualified stock options, incentive stock options, limited stock appreciation rights and other similar incentives and is intended to replace the 1995 Plan and the 1995 Nonemployee Directors' Stock Plan (Directors' Stock Plan).

                                 WavePhore, Inc.

                                December 31, 1996



10.  STOCK OPTIONS (CONTINUED)

The following summarizes stock option activity involving employees and consultants in 1996 and 1995:

                                                               Number of             Option Price Range
                                                                Shares                   Per Share
                                                               ---------             ------------------
Outstanding at December 31, 1994                                 1,092,500        $   0.20 - $ 7.00
  Granted                                                          853,250              5.63 - 7.50
  Exercised                                                       (722,000)             0.20 - 7.00
                                                                ----------        -----------------

Outstanding at December 31, 1995                                 1,223,750              0.20 - 7.50
  Granted                                                        2,198,750            6.25 - 14.625
  Expired/Terminated                                               (29,750)            0.20 - 14.25
  Exercised                                                       (564,875)             0.20 - 7.50
                                                                ----------        -----------------

Outstanding at December 31, 1996                                 2,827,875        $ 0.20 - $ 14.625
                                                                ==========        =================

Exercisable at December 31, 1996                                 1,072,875        $ 0.20 - $ 14.625
                                                                ==========        =================

Weighted average fair value of options
  granted during 1995 and 1996                                  $    3.89
                                                                =========



During 1995, stock options were granted to three employees of the Company at a price less than fair market value. The Company recorded compensation expense of $300,000 in 1995 which coincided with the stock options vesting period. During 1996, the $300,000 was credited to equity in connection with the exercise of the options.

On April 24, 1995, the Company's Board of Directors approved the 1995 Directors' Stock, which was subsequently approved by the Company's shareholders at the 1995 Annual Meeting. The maximum number of common shares of the Company issuable under the Directors' Stock Plan is 300,000, subject to certain adjustments. Each stock option granted pursuant to the Directors' Stock Plan shall be exercisable to purchase 10,000 common shares at 100% of the market price at the date of grant. Each such stock option shall be exercisable for a five year period commencing six months after the date of grant.

                                 WavePhore, Inc.

                                December 31, 1996



10.  STOCK OPTIONS (CONTINUED)

The following summarizes stock option activity in 1996 and 1995 related to the Directors' Stock Plan:


                                                  Number of   Option Price Range
                                                   Shares        Per Share
                                                 -------------------------------
Outstanding at December 31, 1994                      -            -
  Granted                                        30,000          $15.48
                                                 -----------------------------

Outstanding at December 31, 1995                 30,000           15.48
  Granted                                        30,000           13.00
                                                 -----------------------------

Outstanding at December 31, 1996                 60,000      $13.00 - $15.48
                                                 =============================

Exercisable at December 31, 1996                 60,000      $13.00 - $15.48
                                                 =============================

Weighted average fair value of
  options granted                                $6.95
                                                 =====


For the Stock Option Plans discussed above, the Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123")." Accordingly, no compensation cost has been recognized in the accompanying financial statements for the stock option plans.

The following table summarizes information about stock options outstanding at December 31, 1996:


                                      Options Outstanding                                    Options Exercisable
                    -------------------------------------------------------------- --------------------------------------
                        Number         Weighted-Average      Weighted-Average           Number           Weighted-Average
     Range of         Outstanding          Remaining             Exercise            Exercisable             Exercise
 Exercise Prices      at 12/31/96      Contractual Life            Price             at 12/31/96              Price
--------------------------------------------------------------------------------- ---------------------------------------
$0.20 - $15.48         2,887,875             4.44                $ 7.77              1,132,875                $ 6.61

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1995 and 1996 consistent with the provisions of SFAS No. 123, the estimated fair value of the options would be amortized to expense over the option's vesting period and the Company's net

                                 WavePhore, Inc.

                                December 31, 1996


10.  STOCK OPTIONS (CONTINUED)

loss and net loss per common share would have been increased to the pro forma amounts indicated below at December 31:

                                                      1996                          1995
                                                  ------------                 -------------
Actual:
      Net loss                                    $ (8,615,000)                $ (15,456,000)
                                                  ============                 =============
      Net loss per common share                   $      (0.64)                $       (1.52)
                                                  ============                 =============
Pro forma:
      Net loss                                    $(12,800,000)                $ (17,002,000)
                                                  ============                 =============

      Net loss per common share                   $      (0.94)                $       (1.67)
                                                  ============                 =============


Pro forma results disclosed are based on the provisions of SFAS No. 123 using the Black-Scholes option valuation model and are not likely to be representative of the effects on pro forma net income for future years. In addition, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of the traded options and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee stock options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995:

Dividend yield                             0%
Expected volatility                    0.672
Risk-free interest rate         5.48% - 6.00%
Expected lives                  1 - 3.5 years


11.  INCOME TAXES

At December 31, 1996, the Company has net operating loss carryforwards of approximately $35,300,000 for U.S. federal, $1,246,000 for foreign, and $22,500,000 for state income tax purposes that expire in years 2004

                                 WavePhore, Inc.

                                December 31, 1996


11.  INCOME TAXES (CONTINUED)

through 2011 for federal income tax purposes and years 1997 through 2001 for state income tax purposes. Utilization of the net operating losses is subject to a substantial annual limitation due to "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. Approximately $10,900,000 of the net operating loss carryforwards resulted from the Company's acquisition of WavePhore Networks. In addition, the net operating losses relating to the acquisition of WavePhore Networks is further limited to future taxable income of that subsidiary. At December 31, 1996, the Company also has research and development credits available totaling approximately $831,000 which begin to expire in 2004.

After applying purchase accounting for the 1995 WavePhore Networks acquisition, the Company increased deferred tax assets by approximately $6,500,000 (principally relating to operating losses and stock option tax benefit) and deferred tax liabilities by approximately $6,500,000 (relating to acquired identifiable intangibles with no tax basis).

For financial reporting purposes, a valuation allowance of $16,499,000 has been recognized to offset a portion of the Company's deferred tax assets. That valuation allowance was increased by $4,987,000, $4,007,000 and $1,910,000 during the years ended December 31, 1996, 1995, and 1994, respectively, as a result of increased deferred tax assets created principally by the operating losses and capitalized startup costs and stock option exercises.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets as of December 31 are as follows:


                                                    1996             1995
                                                -----------------------------
Deferred tax assets:
  Capitalized start-up costs                    $  6,362,000    $  6,937,000
  Net operating loss carryforwards                14,500,000       6,959,000
  Nonqualified stock options                              --       1,984,000
  Research and development credits                   831,000         788,000
  Valuation allowances                               225,000         246,000
  Book in excess of tax depreciation                  98,000         539,000
  Other                                              244,000         539,000
                                                -----------------------------
Total deferred tax assets                         22,260,000      17,992,000
  Valuation allowance for deferred tax assets    (16,499,000)    (11,512,000)
                                                -----------------------------
Net deferred taxes                                 5,761,000       6,480,000
Deferred tax liabilities:
  Intangible assets                               (5,761,000)     (6,480,000)
                                                -----------------------------
Net deferred taxes                              $         --    $        --
                                                =============================

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates is a difference equal to the federal statutory rate given that the annual losses resulted in no tax benefits.

                                 WavePhore, Inc.

                                December 31, 1996


12.  SAVINGS PLAN

The Company maintains a savings plan covering all qualified employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company matches 25 percent of employee contributions up to the first 10 percent of eligible employee compensation. Contributions to the savings plan during the year ended December 31, 1996 were $45,360.

13.  SIGNIFICANT CUSTOMERS

The Company had the following customers with sales in excess of ten percent of total revenues:


                        Year Ended
     Customer       December 31, 1996
         A              $2,230,000
         B               2,280,000
         C               2,202,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

            Not Applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

            The directors and executive officers of the Company and their ages as of the date of this Report are as follows:


          NAME                              AGE                           POSITION
          ----                              ---                           --------
David E. Deeds                              55       Chairman of the Board, Chief Executive Officer and President
R. Glenn Williamson                         40       Executive Vice President, Chief Operating Officer and Director
Kenneth D. Swenson                          47       Executive Vice President, Chief Financial Officer, Treasurer
                                                     and Director
Bruce B. Cross                              55       Executive Vice President
Douglas J. Reich                            53       Senior Vice President, General Counsel and Secretary
Sanford Goldman                             39       Vice President
Patrick Gilbert                             32       Vice President
Melvyn Engel                                56       Vice President
C. Roland Haden, Ph.D.*,**                  56       Director
Glenn Scolnik**                             45       Director
J. Robert Collins, Ph.D.*                   55       Director

*         Member of Audit Committee.
**        Member of Compensation/Incentive Plan Committee.

          David E. Deeds has been Chairman of the Board, Chief Executive Officer and President of the Company since February, 1990. He has also been Chairman of the Board of Directors and Chief Executive Officer of WavePhore Canada, Inc. since January, 1995, and has been Chairman of the Board of Directors and Chief Executive Officer of WavePhore Networks, Inc. since January, 1996. Mr. Deeds was co-founder of Conseco, Inc. ("Conseco"), a New York Stock Exchange listed financial services holding company, and was President, co-Chief Executive Officer and a Director of Conseco from 1979 until retiring in 1988. Mr. Deeds has over 27 years of executive level experience, primarily in financial and operational aspects of companies.

     R. Glenn Williamson has been Executive Vice President and Chief Operating Officer of the Company since April, 1995, and a Director of the Company since March, 1993. He was Secretary of the Company from March, 1993 to July, 1996. He has also been President of WavePhore Canada, Inc. since February, 1996, and was its Vice President from January, 1995 to February, 1996. He has also been a Director of WavePhore Networks, Inc. since December, 1995. Mr. Williamson was Treasurer of the Company from March, 1993 to April, 1995, and was a consultant to the Company from March, 1992 to March, 1993. From 1988 to 1992, Mr. Williamson was Chairman and Chief Executive Officer of Interactive Media Technologies, Inc. ("IMT"), a multimedia hardware company. From 1987 to 1988 and from 1990 to 1991, Mr. Williamson was also President of IMT.

          Kenneth D. Swenson has been Executive Vice President and Director of the Company since December, 1996 and has been Chief Financial Officer and Treasurer of the Company since April, 1995. He has also been Treasurer of WavePhore Networks, Inc. since January, 1996, and Treasurer of WavePhore Canada, Inc. since February, 1996. Mr. Swenson, a CPA, was a partner with Ernst & Young LLP, an international professional services firm, from 1983 to 1995, with responsibilities including coordination of audit, tax and business consulting services, leadership of the Audit Department, and Office Director of Human Resources. Mr. Swenson received a B.B.A. degree in accounting from the University of Notre Dame.

          Bruce B. Cross has been Executive Vice President of the Company since December, 1996, with responsibility for WavePhore Newscast since October, 1996. Previously, Mr. Cross was Senior Vice President of the Company from April, 1995 to December, 1996, Vice President from July, 1993 to April, 1995, and Director of Marketing from January, 1993 to July, 1993. From 1991 to 1992, Mr. Cross operated a private sales and marketing consulting firm, which provided consulting services to the Company, among other clients, and also operated a retail business as a sole proprietor.

          Douglas J. Reich has been Senior Vice President of the Company since December, 1996, and General Counsel and Secretary of the Company since July, 1996. Mr. Reich, an attorney, was a shareholder in the law firm of Krys Boyle Golz Reich Freedman and Scott, P.C. from 1986 to June, 1996. Mr. Reich received a B.S. degree in Economics and a Juris Doctor degree from the University of Wisconsin - Madison.

          Sanford Goldman has been Vice President - Consumer Division of the Company since November, 1996. Mr. Goldman was Senior Vice President and a Director of Shoppers Express Inc. from 1995 to 1996. He was Chief Executive Officer, President and a Director of Shoppervision, Inc., a predecessor of Shoppers Express, from 1993 to 1995. During 1993, he engaged in a consulting practice specializing in technology based retail marketing systems. From 1991 to 1993, he was a Vice President - General Manager for Turner Broadcasting System, Inc. Mr. Goldman received a B.S. degree in Accounting from the University of Maryland.

          Patrick Gilbert has been a Vice President of the Company since January, 1995, with responsibility for Strategic Business Development since February, 1996. He was also President of WavePhore Canada from January, 1995 to February, 1996. From 1992 to January, 1995, he was Vice President of Operations of BleuMont Telecom Inc. (now WavePhore Canada, Inc.), Montreal, Quebec. Prior thereto, he was employed in an engineering capacity in telecommunications at DTI Telecom, Montreal, Quebec. Mr. Gilbert received an engineering degree from Ecole de Polytechnique, Montreal, Quebec.

          Melvyn Engel has been a Vice President of the Company since April, 1994, with responsibility for Special Projects since January, 1996. He was Director of Engineering for the Company from 1991 to December, 1994. Mr. Engel holds a B.S. degree in electrical engineering from the City College of New York and an M.S. degree in management engineering from C. W. Post.

          C. Roland Haden Ph.D. has been a director of the Company since 1990. Dr. Haden has been Vice Chancellor and Dean of Engineering of Texas A&M University since 1993. From 1991 to 1993, he was Vice Chancellor and Provost of Louisiana State University. From 1978 to 1991, he was the Dean of Engineering at Arizona State University, also serving as Vice President of ASU from 1987 to 1989. Dr. Haden is also a director of Inter-Tel, Inc. (telecommunications products), and a former director of E-Systems, Inc., a Raytheon

Company (defense electronics) and of Square D Co. (electrical products).

          Glenn Scolnik has been a director of the Company since October, 1995. Mr. Scolnik is a principal of Hammond, Kennedy, Whitney & Company, Inc. ("HKW"), a private capital firm headquartered in New York, since 1993. He manages the legal affairs of the companies acquired by HKW and directs its acquisition strategies from HKW's offices in Indianapolis, Indiana. He was a merger and acquisitions attorney with the law firm of Sommer & Barnard, P.C., Indianapolis, Indiana, from 1978 to 1993.

          J. Robert Collins, Ph.D. has been a director of the Company since October, 1995. Mr. Collins is Corporate Vice President, Strategic Planning and Development, of E-Systems, Inc., a Raytheon Company (defense systems), Dallas, Texas, since 1993. Prior thereto, he held the following positions with E-Systems, Inc.: Vice President, Business Development, from 1991 to 1993; Product Line Vice President from 1985 to 1991; Program Director, Program Manager and System Engineer, from 1978 to 1985. Dr. Collins is also a director of Space Imaging, Inc. (satellite imaging).

          All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

          Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with the copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Bruce Cross filed a Form 4 late, regarding an employee stock option exercise in August, 1996.

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and all other Executive Officers who received total annual salary and bonus in excess of $100,000 in 1996 (collectively, the "Named Executive Officers") for all services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1996, 1995 and 1994.

                         SUMMARY COMPENSATION TABLE(1)

                                               Annual Compensation                        Long - Term
                                                                                         Compensation
                                               -------------------                       ------------
                                                                                            Awards
                                                                                            ------
       Name and                                                               Other        Securities        All
       Principal                                                              Annual       Underlying       Other
       Position                         Year       Salary          Bonus   Compensation   Options/SARs(2) Compensation
--------------------------------------------------------------------------------------------------------------------
David E. Deeds
  Chief Executive Officer               1996       $      0       $    0       $7,383(3)      200,000         $0
                                        1995              0            0        3,913(3)            0          0
                                        1994              0            0            0               0          0

R. Glenn Williamson
  Executive Vice President and          1996       $150,000       $    0       $    0        100,000         $0
  Chief Operating Officer               1995        102,000            0            0        100,000          0
                                        1994         94,000            0            0              0          0

Kenneth D. Swenson(4)
  Executive Vice President, Chief       1996       $125,000       $    0       $    0        125,000         $0
  Financial Officer and Treasurer       1995         75,000            0            0        100,000          0
                                        1994             --           --           --             --          --

Douglas J. Reich
  Senior Vice President, General        1996       $ 67,500       $    0       $    0        150,000         $0
  Counsel and Secretary                 1995             --           --           --             --          --
                                        1994             --           --           --             --          --

------------------------------------------------

(1) Pursuant to the Rules of the Securities and Exchange Commission, certain columns otherwise required by the table have been omitted where no compensation has been awarded to, earned by, or paid to any of the Named Executive Officers required to be reported in that column in any fiscal year covered by the table.

(2) Amounts shown represent the number of non-qualified stock options, without tandem stock appreciation rights, granted each year.

(3) This amount represents leasing fees paid by the Company for a car used by Mr. Deeds for business purposes.

(4) Mr. Swenson became an employee of the Company on April 3, 1995. His annual compensation for 1995 was $100,000.

(5) Mr. Reich became an employee of the Company on July 1, 1996. His annual compensation for 1996 was $135,000.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS
--------------------------------------------------------------------------------

                           Number of         Percentage of
                          Securities       Total Options/SARs
                          Underlying          Granted to        Exercise
                          Options/SARs       Employees in         Price           Expiration          Grant Date
          Name            Granted(1)          Fiscal 1996      (per share)           Date           Present Value(2)
----------------------------------------------------------------------------------------------------------------------
David E. Deeds            200,000 (3)             9.2%           $ 6.875       December 31, 2001       $642,000

R. Glenn Williamson       100,000 (3)             4.6%           $ 6.875       December 31, 2001       $321,000

Kenneth D. Swenson        100,000 (3)             4.6%           $ 6.875       December 31, 2001       $321,000
                           25,000 (4)             1.1%           $14.250        January 23, 2001       $159,000

Douglas J. Reich           50,000 (3)             2.3%           $ 6.875       December 31, 2001       $160,500
                          100,000 (5)             4.6%           $11.875          April 22, 2001       $538,000


---------------------------------------------

(1) Amounts shown represent the number of non-qualified stock options, without tandem stock appreciation rights ("SARs"), granted in 1996. Payment must be made in full upon exercise in cash or, with the consent of the Compensation/Incentive Plan Committee, in Common Shares of the Company. With the consent of the Compensation/Incentive Plan Committee, the option holder may elect to have Common Shares issuable upon exercise of options withheld by the Company to pay withholding taxes due.

(2) Grant date present value is based on the Black-Scholes option valuation model. The estimated values under the model are based on arbitrary assumptions as to variables such as stock price volatility, projected future dividend yield and interest rates. The estimated values use the following significant assumptions: volatility was .67; dividend yield equals 0%; risk-free interest rates (yield to maturity of 5 year treasury note at grant date) range from 5.70 to 5.80. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated using the Black-Scholes model.

(3)      This option is exercisable six months after the date of grant.

(4)      This option is exercisable immediately at the date of grant.

(5)      This option is exercisable two months after the date of grant.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION VALUES

                                                         Number of Securities
                                                        Underlying Unexercised               Value of Unexercised
                                                           Options/SARs at                In-the-Money Options/SARs
                         Shares Acquired     Value        Fiscal Year End(1)                 at Fiscal Year End
  Name                     on Exercise      Realized  Exercisable  Unexercisable     Exercisable        Unexercisable
----------------------   ---------------    --------  -----------  -------------    -------------       -------------
David E. Deeds                  --             --            --       200,000       $          --       $          --

R. Glenn Williamson             --             --       100,000       100,000                  --                  --

Kenneth D. Swenson              --             --       125,000       100,000                  --                  --

Douglas J. Reich                --             --       112,000        50,000                  --                  --


---------------------------

(1)      No SARs were outstanding at December 31, 1996.

         COMPENSATION OF DIRECTORS.

         The Company reimburses directors for their expenses incurred in attending board meetings and has not paid any other cash compensation to directors for serving in such capacity through 1996. Commencing January 1, 1997, the Company intends to pay each non-employee director an annual retainer of $10,000, plus $1,000 per Board meeting and $750 per Board Committee meeting held on a date separate from a Board meeting. Pursuant to the 1995 Nonemployee Director Stock Plan, nonemployee directors of the Company are each granted an option immediately following each annual meeting of shareholders of the Company which option may be exercised to purchase 10,000 Common Shares of the Company, at a purchase price equal to 100% of the market price of such shares on the date of grant. Such stock options are exercisable for a five year period commencing six months after the date of grant. In accordance with the provisions of such Plan, on May 3, 1996 C. Roland Haden, Glenn Scolnik and J. Robert Collins each were granted an option to purchase 10,000 Common Shares of the Company exercisable at the price of $15.48 per share during the period commencing on October 3, 1996 and expiring on October 3, 2001.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         Messrs. Haden and Scolnik are the members of the Compensation/Incentive Plan Committee of the Board of Directors of the Company. The Compensation/Incentive Plan Committee reviews matters relating to compensation of the executive officers of the Company and makes recommendations thereon to the Board of Directors. In addition, the Compensation/Incentive Plan Committee determines Incentive Plan awards for employees, including executives, of the Company.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Shares, as of March 7, 1997, of (i) each person known by the Company to beneficially own 5% or more of the outstanding Common Shares, (ii) each current director and nominee for director of the Company, (iii) each named executive officer of the Company and (iv) all current directors and executive officers as a group. Such information is based upon information furnished by each such person and is correct to the best knowledge of the Company. In certain cases, shares required under rules of the Securities and Exchange Commission to be shown as beneficially owned are shares as to which the indicated person holds only rights to acquire within 60 days through the exercise of stock options or otherwise. Unless otherwise stated, the indicated persons have sole voting and investment power with respect to the shares listed. Except as otherwise indicated below, the address for each of the listed shareholders is the principal office of the Company. The indicated percentages are based upon the number of Common Shares of the Company outstanding as of March 7, 1997, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within 60 days of such date.

                                                NUMBER          PERCENT
            NAME                               OF SHARES         OWNED
            ----                               ---------         -----
David E. Deeds                               4,804,861 (1)       28.7%
R. Glenn Williamson                            372,500 (2)        2.3%
Kenneth D. Swenson                             125,200 (3)        0.8%
Douglas J. Reich                               112,000 (4)        0.7%
C. Roland Haden                                 70,000 (5)        0.4%
Glenn Scolnik                                   45,000 (5)        0.3%
J. Robert Collins                               20,000 (5)        0.1%

All Officers and Directors
  as a group (11 persons)                    5,923,154 (6)       34.2%

-------------------------------------------------

(1) Includes 501,963 Common Shares issuable upon conversion of Series 1994 Cumulative Convertible Preferred Shares.

(2)      Includes options to purchase 100,000 Common Shares.

(3)      Includes options to purchase 125,000 Common Shares.

(4)      Includes options to purchase 112,000 Common Shares.

(5)      Includes options to purchase 20,000 Common Shares.

(6) Includes options to purchase a total of 572,000 Common Shares and 501,963 Common Shares issuable upon conversion of Series 1994
           Cumulative Convertible Preferred Shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         David E. Deeds, the Company's Chairman, Chief Executive Officer and President, owns 501,963 shares of the Company's Series 1994 Cumulative Convertible Preferred Shares (the "Series 1994 Shares"). The Series 1994 Shares have a stated value of $11.00 per share and are convertible at any time into Common Shares equal to the aggregate value of the Series 1994 Shares divided by the conversion price, as defined, which was initially set at $11.00 per share and is subject to adjustment in certain circumstances. The Series 1994 Shares are non-voting and accrue cumulative dividends at the rate of 10% per annum, payable when, as and if declared by the Board of Directors of the Company. The Company's Board of Directors approved the declaration of a 10% per annum cash dividend upon the Series 1994 Shares, payable as of April 28, 1996 and October 28, 1996. Pursuant to such dividend declaration, the Company paid or accrued a total of $552,160 in dividends on Mr. Deeds' Series 1994 Shares during the fiscal years ended December 31, 1996 and 1995.

         During 1996, the Company loaned an aggregate of $103,000 to Patrick Gilbert, Vice President of the Company, pursuant to promissory notes bearing interest at 10% per annum. The entire balance remains outstanding. The unpaid principal and accrued interest balance was $109,084.

         During 1995 and 1996, the Company loaned an aggregate of $461,000 to R. Glenn Williamson, Executive Vice President, Chief Operating Officer and Director, pursuant to promissory notes bearing interest at 10% per annum. The entire balance remains outstanding. The unpaid principal and accrued interest balance was $491,582 at December 31, 1996.

         The Company believes it is in its best interests to assist the above named Officers in meeting certain short-term financial obligations by making such loans. The Company believes that the interest which the Company earned on such loans to its officers exceeded the interest which the Company could otherwise have earned on such funds.

         In January, 1995, the Company purchased all of the outstanding common stock of WavePhore Canada (formerly BleuMont Telecom Inc.) for restricted Common Shares of the Company and cash. Pursuant to the terms of such acquisition, Jean-Etienne Gaudreau, Patrick Gilbert, Francois Vigneault, each of whom was then appointed a Vice President of the Company, entered into employment agreements with the Company in which the Company agreed, among other things, to pay each such person a cash bonus equal to 1% of the Company's consolidated annual sales revenue, as defined, for each year. The total cumulative cash bonus due each such person could not exceed $800,000. In addition, pursuant to the negotiated terms of such employment agreements, Messrs. Gaudreau, Gilbert and Vigneault were each granted an option to purchase 100,000 of the Company's Common Shares exercisable at $5.63 per share during the period commencing on January 25, 1996 and expiring on January 25, 1999. The terms and conditions of such options, including the exercise price thereof, were determined as a result of such negotiations. On January 25, 1995, the date of grant of such options, the closing price of the Company's Common Shares on the Nasdaq National Market was $6.625 per share. On January 25, 1996, Messrs. Gaudreau, Gilbert and Vigneault each exercised their options to purchase 100,000 shares of the Company's Common Shares. The closing price of the Company's Common Shares on the Nasdaq National Market on January 25, 1996 was $15.00 per share.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
          ON FORM 8-K.

         (a)      DOCUMENTS FILED AS PART OF THE REPORT:

                  (1)      CONSOLIDATED FINANCIAL STATEMENTS.

         The following consolidated financial statements of the Company are included in Item 8.

         Report of Independent Auditors on Consolidated Financial Statements.

         Consolidated Financial Statements:

                  Consolidated Balance Sheets at December 31, 1996 and 1995.

                  Consolidated Statements of Operations - Years Ended December 31, 1996, 1995 and 1994.

                  Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1996, 1995, 1994.

                  Consolidated Statements of Cash Flows - Years Ended December 31, 1996, 1995 and 1994.

                  Notes to Consolidated Financial Statements.

                  (2)      CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

                  All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  (3)      EXHIBITS.

                  3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 4 to the Company's Form 10-Q for the Quarter ended September 30, 1994)

                  3.1.1 Articles of Amendment to the Company's Articles of Incorporation, effective December 27, 1995 (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated December 27, 1995)

                  3.1.2 Articles of Amendment to the Company's Articles of Incorporation, effective February 12, 1996 (incorporated by reference to Exhibit 3.1 to Amendment No. 1 to the Company's Current Report on Form 8-K/A dated December 27, 1995)

                  3.2 Restated Code of By-laws of the Company (incorporated by reference to Exhibit

                           4.2 to the Company's Registration Statement
                           No. 33-80343)

                  4.1 Specimen of Common Share stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-79316)

                  4.2 Article III of the Restated and Amended Articles of Incorporation of the Company (included in Exhibits 3.1, 3.1.1 and 3.1.2)

                  4.3      Restated Code of By-laws of the Company (included in
                           Exhibit 3.2)

                  10.1 1994 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-79316)

                  10.2     1995 Incentive Plan (incorporated by reference to
                           Exhibit 4.3 to the Company's Registration Statement No. 33-80343)

                  10.3 1995 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-80343)

                  10.4 Demand promissory notes from R. Glenn Williamson to the Company, dated December 31, 1996

                  10.5 Demand promissory notes from Patrick Gilbert to the Company, dated December 31, 1996

                  21.1 Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1995)

                  23.1     Consent of Ernst & Young LLP

                  27       Financial Data Schedule


         (b)      REPORTS ON FORM 8-K.

                  Not applicable.