Form 10-K/A
period 1996-12-31
WAVEPHORE INC
filed 1997-03-11
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K/A

                               AMENDMENT NO. 1 TO

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

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                            WAVEPHORE, INC.


Date:  March 10, 1997                       By /s/  David E. Deeds
                                               -------------------------------
                                               David E. Deeds, Chairman, Chief
                                               Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          SIGNATURES                                   TITLE                         DATE
          ---------                                    -----                         ----
/s/      David E. Deeds                     Chairman of the Board, Chief       March 10, 1997
______________________________              Executive Officer and President
   David E. Deeds                           (Principal Executive Officer)


/s/      R. Glenn Williamson                Executive Vice President, Chief    March 10, 1997
______________________________              Operating Officer and Director
   R. Glenn Williamson


/s/  Kenneth D. Swenson                     Executive Vice President, Chief    March 10, 1997
______________________________              Financial Officer, Treasurer
   Kenneth D. Swenson                       (Principal Financial Officer
                                            and Principal Accounting Officer)
                                            and Director


/s/  C. Roland Haden                        Director                           March 10, 1997
______________________________
   C. Roland Haden


/s/  Glenn Scolnik                          Director                           March 10, 1997
______________________________
   Glenn Scolnik


/s/  J. Robert Collins                      Director                           March 10, 1997
______________________________
    J. Robert Collins



The purpose of this Amendment No. 1 to Annual Report on Form 10-K is to file the Signature Page which was inadvertently omitted by a third party provider in the EDGAR filing process.




                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment to Report to be signed on its behalf by the Undersigned, thereunto duly authorized.


                                                WAVEPHORE, INC.




Date: March 11, 1997                            By: /s/ Douglas J. Reich
                                                    ----------------------
                                                    Douglas J. Reich,
                                                    Senior Vice President and
                                                    General Counsel