Form 10-Q
period 1997-03-31
WAVEPHORE INC
filed 1997-05-14
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1997

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

Yes     X       No  _______

The number of shares outstanding of the issuer's common stock, as of May 12, 1997:

                 COMMON SHARES, NO PAR VALUE: 16,325,406 SHARES

                                 WAVEPHORE, INC.
                                      INDEX

                                                                                             Page
                                                                                             ----
PART I     FINANCIAL INFORMATION

             Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
                  March 31, 1997 and December 31, 1996..........................................3

              Condensed Consolidated Statements of Operations -
                  Three months ended March 31, 1997 and 1996....................................4

              Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1997 and 1996....................................5

              Notes to Condensed Consolidated Financial Statements..............................6

              Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations ................................7

PART II     OTHER INFORMATION

              Item 6.  Exhibits and Reports on Form 8-K .......................................10

SIGNATURES ....................................................................................11

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                 WavePhore, Inc.
                      Condensed Consolidated Balance Sheets

                                                              March 31,         December 31,
                                                                1997               1996
                                                                ----               ----
                                                             (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                 $ 9,180,501        $11,793,205
   Accounts receivable                                         2,638,266          3,880,715
   Inventories                                                 4,153,277          3,342,975
   Other receivables                                             181,638             90,374
   Notes receivable from officers, including interest            620,750            604,605
   Prepaid expenses and other                                  1,325,696          1,133,946
                                                             -----------        -----------
     Total Current Assets                                     20,845,820
                                                                                 18,100,128

Notes and other receivables                                       48,299            129,716
Property and equipment, net                                    2,711,421          2,281,367
Intangible assets of businesses acquired, net                 16,081,218         16,570,338
Deposits and other assets                                      1,746,239          1,734,929
                                                             -----------        -----------

                                                             $38,687,305        $41,562,170
                                                             ===========        ===========


Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                          $ 2,500,072        $ 2,126,129
   Accrued expenses                                            1,573,802            675,322
   Bank loans                                                  1,320,103          1,720,731
   Current portion of long-term debt                             536,846            537,487
   Other                                                              --             39,370

                                                             -----------        -----------
     Total Current Liabilities                                 5,930,823          5,099,039



Long-term debt, less current portion                              87,092             97,959
Other long-term liabilities                                      257,007            511,475
Stockholders' equity                                          32,412,383         35,853,697
                                                             -----------        -----------

                                                             $38,687,305        $41,562,170
                                                             ===========        ===========

See accompanying notes.

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                        Three Months Ended
                                                            March 31,
                                                ------------         ------------
                                                    1997                  1996
                                                ------------         ------------
Revenues:
  Networks services and equipment               $  3,236,782         $  3,735,281
  Newscast services                                  447,894              308,155
                                                ------------         ------------
Total Revenues                                     3,684,676            4,043,436
Cost of revenues                                   1,987,397            2,491,406
                                                ------------         ------------
   Gross margin                                    1,697,279            1,552,030

Operating expenses:
   Research and  development                       1,586,002              937,326
   Sales and marketing                             2,130,894            1,274,256
   General and administrative                      1,095,514            1,343,415
   Amortization                                      489,120              483,694
                                                ------------         ------------
                                                   5,301,530            4,038,691
                                                ------------         ------------
Loss from operations                              (3,604,251)          (2,486,661)

Other (income) expense:
   Interest expense                                   48,343               47,986
   Interest income                                  (163,086)            (189,898)
   Other                                                  --                 (973)
                                                ------------         ------------
                                                    (114,743)            (142,885)

Net loss                                        $ (3,489,508)        $ (2,343,776)
                                                ============         ============
Less:  Preferred stock dividends                    (288,293)            (538,428)
                                                ------------         ------------

Net loss after preferred stock dividends        $ (3,777,801)        $ (2,882,204)
                                                ============         ============

Net loss per common share                       $      (0.21)        $      (0.20)
                                                ============         ============

Net loss per common share after                 $      (0.23)        $      (0.25)
  preferred stock dividends                     ============         ============

Number of shares used in per share
     calculation                                  16,260,471           11,648,169
                                                ============         ============

See accompanying notes.

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                   Three months ended
                                                              March 31,            March 31,
                                                                1997                 1996
                                                            ------------         ------------
OPERATING ACTIVITIES:
Net loss                                                    $ (3,489,508)        $ (2,343,776)
Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                               815,152              726,352
     Gain on disposal of assets                                     (561)                  --
     Provision for doubtful accounts                              15,000               21,000
     Changes in operating assets and liabilities                 909,051             (624,741)
                                                            ------------         ------------
Net cash used in operating activities                         (1,750,866)          (2,221,165)

INVESTING ACTIVITIES:
     Purchase of property and equipment                         (501,979)            (250,408)
     Proceeds from sale of property & equipment                   20,228                   --
     Purchase of treasury stock                                 (362,954)                  --
     Loans to officers, including interest                       (16,145)                (935)
                                                            ------------         ------------
Net cash used in investing activities                           (860,850)            (251,343)

FINANCING ACTIVITIES:
     Issuance of preferred shares, net                           198,500            5,574,220
     Payment of preferred stock dividend                              --             (276,080)
     Issuance of common stock, net                               155,629            2,444,400
     Payments on notes payable                                   (11,508)             (19,550)
     Credit line; net                                           (400,628)             789,152
     Other                                                        57,019                3,539
                                                            ------------         ------------
Net cash (used in) provided by financing activities                 (988)           8,515,681
                                                            ------------         ------------
Net increase (decrease) in cash and cash equivalents          (2,612,704)           6,043,173
Cash and cash equivalents at beginning of period              11,793,205           10,945,178
                                                            ------------         ------------
Cash and cash equivalents at end of period                  $  9,180,501         $ 16,988,351
                                                            ============         ============

See accompanying notes.

                                 WavePhore, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1997
                                   (Unaudited)



(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 1996. The results of operations for the three month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)      LOSS PER SHARE

         Loss per share is based on the weighted average number of common shares outstanding during each period. Common stock equivalents, which were anti-dilutive, were not included in the computation of net loss per share.

(3)      RECLASSIFICATIONS

         Certain amounts presented for the three months ended March 31, 1996 have been reclassified to conform to March 31, 1997 presentation.

(4)      INVENTORIES

         Inventories consist of the following:

                         March 31,       December 31,
                          1997              1996
                       ----------        ----------
Finished goods         $1,001,072        $  687,914
Work-in-process         1,166,676         1,298,893
Raw materials           1,985,529         1,356,168
                       ----------        ----------
                       $4,153,277        $3,342,975
                       ==========        ==========

(5)      RECENTLY ENACTED ACCOUNTING STANDARD

         In February 1997, the Financial Accounting Standards Board issued Statement No. 128, Earnings per Share, which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The impact of Statement 128 on the calculation of primary and fully diluted earnings per share for these quarters is not expected to be material.

(6)      SUBSEQUENT EVENT

         During April, 1997, the Company signed a letter of intent to purchase Paracel Online Systems Inc., a leading provider of Internet-based corporate business intelligence services, for $3 million at closing, another $6 million in 180 days and future consideration based upon performance.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         WavePhore, Inc. including its wholly-owned subsidiaries, WavePhore Canada, Inc., and WavePhore Networks, Inc. and WavePhore Japan K.K. (collectively the "Company"), is a developer and provider of proprietary products and services for the low-cost, high speed distribution of digital data via the existing worldwide television, radio, satellite and internet infrastructures.

         On February 10, 1997, the Company announced the creation of its broadcast PC consumer service, Wavetop(TM), a nationwide broadcast medium for the home PC. The new broadcast service will deliver news, sports and entertainment programming via existing TV broadcasting signals without the bottleneck of the Internet or tying up of phone lines.

         In preparation for providing this consumer service, the Company signed an agreement with PBS National Datacast, Inc. ("PBS") during 1996. Utilizing the Company's technology, information will be sent to the consumer by embedding it in the existing TV broadcast signals of PBS's 264 member stations.

         During April, 1997, the Company signed a letter of intent to purchase Paracel Online Systems Inc., a leading provider of Internet-based corporate business intelligence services, for $3 million at closing, another $6 million in 180 days and future consideration based upon performance.

         During 1996, the Company licensed certain software to Compaq Computer Corporation ("Compaq"). The software, when installed in Compaq PC's, will allow the home PC user to receive the Company's broadcast services.

RESULTS OF OPERATION - THREE MONTHS ENDED MARCH 31, 1997 AND 1996

         Revenues. Revenues are derived from networks services and related equipment sales and Newscast(TM) services. Revenues for the three months ended March 31, 1997 were $3,685,000 compared to $4,043,000 for the comparable period in the prior year. The decrease in revenues is the result of certain large customers scheduling network startups and equipment deliveries later in the year than anticipated.

         Cost of Revenues. Cost of revenues consists primarily of costs associated with transmitting news services to customer sites and cost of hardware and software sold to customers. Cost of revenues for the three months ended March 31, 1997 were $1,987,000 compared to $2,491,000 for the comparable period in the prior year. The decrease in cost of revenues is directly related to the discussed decrease in revenues. Gross margin percentages are 46.1% and 38.4% for the three months ended March 31, 1997 and 1996, respectively. The improvement in gross margin is the result of revenue mix changes to higher margin networks services and newscast services.

         Research and Development. Research and development expenses were $1,586,000 for the three months ended March 31, 1997, compared to $937,000 for the comparable period in the prior year. The research and development expenses consists primarily of design, testing and support of the Company's existing and developing hardware, software and services. The Company anticipates continuing to make significant expenditures in product development as it develops new and enhanced services and provides services to a growing customer base.

         Sales and Marketing. Sales and marketing expenses for the three month period ended March 31, 1997 were $2,131,000, compared to $1,274,000 for the comparable period of the prior year. The increase relates primarily to additional sales personnel, increased travel, and advertising and promotional costs.

         General and administrative. General and administrative expenses for the three months ended March 31, 1997 were $1,096,000, compared to $1,343,000 for the comparable period of the prior year. The decrease relates primarily to cost control measures taken by the Company.

         Interest Expense. Interest expense remained unchanged during the three months ended March 31, 1997 and 1996 at $48,000.

         Interest Income. Interest income decreased during the three months ended March 31, 1997, compared to the same period of the prior year, due to reduction in the outstanding cash balances available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1997 and 1996, the Company used cash in its operations of $1,751,000 and $2,221,000, respectively. Cash used in operations is less than the net losses primarily because of non cash charges of depreciation and amortization. Cash flows used in investing activities was $861,000 for the three months ended March 31, 1997, compared to cash used in investing activities of $251,000 for the same period in the prior year. The Company made purchases of $363,000 and $502,000 of treasury stock and property and equipment, respectively, during the first three months of 1997. For the three months ended March 31, 1997, the Company used cash in financing activities of $1,000 and for the three months ended March 31, 1996, the Company generated $8,615,000 from financing activities. The generation of cash in 1996 was primarily from the issuance of preferred and common stock.

         The Company estimates that its present financial resources will be sufficient to fund operating activities including the company's accelerated internal growth beyond 1997. The Company will continue to evaluate business acquisitions and the development of strategic partnerships to help accelerate its growth. The pace at which these acquisitions and strategic partnerships occur will have an impact on the capital resources of the Company to the extent they are funded with cash, or upon the dilution of existing shareholder interests to the extent they are entered into for equity. It is likely the Company will obtain outside financing to fund the cash portion of the proposed acquisition of Paracel Online Systems, Inc.

         Certain of the above statements may constitute forward looking statements which may involve risks and uncertainties. Actual results could differ materially from such forward looking statements as a result of a variety of factors, including, but not limited to, technology changes, competitive developments, industry and market acceptance of new products and services, and risk factors listed from time to time in the Company's SEC filings.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The following exhibits are included herein:

         10.1     1997 Incentive Plan

         10.2     Executive Management Incentive Plan

         27       Financial Data Schedule

(b)  Reports on Form 8-K.

         No reports on Form 8-K were filed during the period.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WavePhore, Inc.

Date:  May 12, 1997              By /s/  David E. Deeds
       ------------                 -------------------
                                    David E. Deeds,
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)

Date:  May 12, 1997              By /s/ Kenneth D. Swenson
       ------------                 ----------------------
                                    Kenneth D. Swenson,
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         Exhibit                           Exhibit
         Number                            Description
         ------                            -----------
         10.1                              1997 Incentive Plan

         10.2                              Executive Management Incentive Plan

         27                                Financial Data Schedule