Form 10-Q
period 1997-06-30
WAVEPHORE INC
filed 1997-08-14
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997.



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

Yes     X       No  _______

The number of shares outstanding of the issuer's common stock, as of August 14, 1997:

                 COMMON SHARES, NO PAR VALUE: 16,577,652 SHARES

                                 WAVEPHORE, INC.
                                      INDEX

                                                                         Page
                                                                         ----
PART I     FINANCIAL INFORMATION

          Item 1.  Financial Statements

         Condensed Consolidated Balance Sheets -
            June 30, 1997 and December 31, 1996......................      3

         Condensed Consolidated Statements of Operations -
            Three and six months ended June 30, 1997 and 1996........      4

         Condensed Consolidated Statements of Cash Flows -
            Three and six months ended June 30, 1997 and 1996........      5

         Notes to Condensed Consolidated Financial Statements .......      6

         Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ...........      8

PART II     OTHER INFORMATION

         Item 4.  Submission of Matters to a Vote of Security Holders     11
         Item 6.  Exhibits and Reports on Form 8-K ..................     11

SIGNATURES  .........................................................     13

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                 WavePhore, Inc.
                      Condensed Consolidated Balance Sheets

                                                           June 30,     December 31,
                                                             1997           1996
                                                         -----------    -----------
                                                         (Unaudited)

Assets
Current Assets:
   Cash and cash equivalents                             $ 1,918,575    $11,793,205
   Accounts receivable                                     4,193,664      3,880,715
   Inventories                                             3,589,379      3,342,975
   Other receivables                                         175,628         90,374
   Notes receivable from officers, including interest        634,597        604,605
   Prepaid expenses and other                              1,082,298      1,133,946
                                                         -----------    -----------
     Total Current Assets                                 11,594,141     20,845,820

Notes and other receivables                                       --        129,716
Property and equipment, net                                3,587,765      2,281,367
Intangible assets of businesses acquired, net             18,711,734     16,570,338
Deposits and other assets                                  1,457,423      1,734,929
                                                         -----------    -----------
                                                         $35,351,063    $41,562,170
                                                         ===========    ===========


Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                      $ 1,752,117    $ 2,126,129
   Accrued expenses                                        1,565,939        675,322
   Deferred revenue                                          955,206             --
   Payable related to business acquisition                 6,000,000             --
   Bank loans                                              1,600,093      1,720,731
   Current portion of long-term debt                         529,515        537,487
   Other                                                          --         39,370
                                                         -----------    -----------
     Total Current Liabilities                            12,402,870      5,099,039


Long-term debt, less current portion                          57,615         97,959
Other long-term liabilities                                  532,007        511,475
Stockholders' equity                                      22,358,571     35,853,697
                                                         -----------    -----------
                                                         $35,351,063    $41,562,170
                                                         ===========    ===========

See accompanying notes.

                                 WavePhore, Inc.

                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                         Three Months Ended                 Six Months Ended
                                                              June 30,                           June 30,
                                                    ------------     ------------     ------------     ------------
                                                        1997             1996             1997             1996
                                                    ------------     ------------     ------------     ------------
Revenues:
  Networks services and equipment                   $  4,916,847     $  4,245,369     $  8,153,629     $  7,980,650
  Newscast services                                      607,149          358,962        1,055,043          667,117
                                                    ------------     ------------     ------------     ------------
Total Revenues                                         5,523,996        4,604,331        9,208,672        8,647,767
Cost of revenues                                       3,150,012        2,809,370        5,137,409        5,300,776
                                                    ------------     ------------     ------------     ------------
   Gross margin                                        2,373,984        1,794,961        4,071,263        3,346,991

Operating expenses:
   Research and  development                           1,941,811          984,049        3,527,813        1,921,375
   Sales and marketing                                 2,509,017        1,642,117        4,639,911        2,916,373
   General and administrative                          1,220,218        1,439,118        2,315,732        2,782,533
   Amortization                                          530,225          483,694        1,019,345          967,388
   Charge for purchased research and development       6,000,000               --        6,000,000               --
                                                    ------------     ------------     ------------     ------------
                                                      12,201,271        4,548,978       17,502,801        8,587,669
                                                    ------------     ------------     ------------     ------------
Loss from operations                                  (9,827,287)      (2,754,017)     (13,431,538)      (5,240,678)


Other (income) expense:
   Interest expense                                       44,428           51,705           92,771           99,691
   Interest income                                      (100,062)        (180,955)        (263,148)        (370,853)
   Other                                                  12,203           (1,454)          12,203           (2,427)
                                                    ------------     ------------     ------------     ------------
                                                         (43,431)        (130,704)        (158,174)        (273,589)
                                                    ------------     ------------     ------------     ------------

Net loss                                            $ (9,783,856)    $ (2,623,313)    $(13,273,364)    $ (4,967,089)
                                                    ============     ============     ============     ============

Less:  Preferred stock dividends                        (283,491)        (514,004)        (571,225)      (1,052,432)
                                                    ------------     ------------     ------------     ------------

Net loss after preferred stock dividends            $(10,067,347)    $ (3,137,317)    $(13,844,589)    $ (6,019,521)
                                                    ============     ============     ============     ============


Net loss per common share                           $      (0.60)    $      (0.22)    $      (0.81)    $      (0.42)
                                                    ============     ============     ============     ============

Net loss per common share after                     $      (0.62)    $      (0.26)    $      (0.85)    $      (0.51)
                                                    ============     ============     ============     ============
  preferred stock dividends

Number of shares used in per share
     calculation                                      16,345,867       12,082,552       16,303,405       11,865,786
                                                    ============     ============     ============     ============

See accompanying notes.

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                               Six months ended
                                                        -----------------------------
                                                          June 30,         June 30,
                                                            1997             1996
                                                        ------------     ------------
OPERATING ACTIVITIES:
Net loss                                                $(13,273,364)    $ (4,967,089)
Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                         1,726,276        1,466,361
     Gain on disposal of assets                              (57,372)              --
     Provision for doubtful accounts                          27,000           21,000
     Charge for purchased research and development         6,000,000               --
     Changes in operating assets and liabilities            (157,142)        (899,190)
                                                        ------------     ------------
Net cash used in operating activities                     (5,734,602)      (4,378,918)

INVESTING ACTIVITIES:
     Purchase of property and equipment                     (901,919)        (609,134)
     Proceeds from sale of property & equipment               88,233               --
     Purchase of business net of cash acquired            (2,905,634)              --
     Purchase of treasury stock                             (362,954)      (2,036,419)
     Loans to officers, including interest                   (29,992)        (435,280)
                                                        ------------     ------------
Net cash used in investing activities                     (4,112,266)      (3,080,833)

FINANCING ACTIVITIES:
     Issuance of preferred shares, net                       172,217        5,499,276
     Payment of preferred stock dividend                    (276,093)        (552,164)
     Issuance of common stock, net                           185,629        2,564,733
     Payments on notes payable                               (48,316)      (1,514,351)
     Credit line; net                                       (120,638)       1,359,186
     Other                                                    59,439          (10,369)
                                                        ------------     ------------
Net cash (used in) provided by financing activities          (27,762)       7,346,311
                                                        ------------     ------------
Net increase (decrease) in cash and cash equivalents      (9,874,630)        (113,440)
Cash and cash equivalents at beginning of period          11,793,205       10,945,178
                                                        ------------     ------------
Cash and cash equivalents at end of period              $  1,918,575     $ 10,831,738
                                                        ============     ============


Supplemental cash flow information
 - Payable related to business acquisition              $  6,000,000
                                                        ============
 - Issuance of common stock in connection
   with dividend payment on preferred stock             $    296,066     $    527,812
                                                        ============     ============

See accompanying notes.

                                 WavePhore, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1997
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1996. The results of operations for the three and six month periods ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)   LOSS PER SHARE

      Loss per share is based on the weighted average number of common shares outstanding during each period. Common stock equivalents, which were anti-dilutive, were not included in the computation of net loss per share.

(3)   RECLASSIFICATIONS

      Certain amounts presented for the three and six months ended June 30, 1996 have been reclassified to conform to June 30, 1997 presentation.

(4)   INVENTORIES

      Inventories consist of the following:

                                      June 30,          December 31,
                                        1997                1996
                                     ----------         ------------
            Finished goods           $  975,762          $  687,914
            Work-in-process             747,640           1,298,893
            Raw materials             1,865,977           1,356,168
                                     ----------          ----------
                                     $3,589,379          $3,342,975
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

(6)   ACQUIRED BUSINESS

      On May 29, 1997, WavePhore, Inc., an Indiana Corporation (the "Company"), through its wholly-owned subsidiary, WavePhore Newscast, Inc., a Delaware Corporation ("WavePhore Newscast"), purchased substantially all of the assets and assumed certain of the liabilities of Paracel Online Systems, Inc., a California Corporation ("Paracel Online") of Dallas, Texas, in consideration of cash and future consideration based on achieving certain future financial performance, pursuant to an Agreement for the Purchase and Sale of Assets among the Company, WavePhore Newscast, Paracel Online and Paracel, Inc., dated May 29, 1997.

      The pro forma unaudited results of operations for the six months ended June 30, 1997 and June 30, 1996, assuming consummation of the purchase as of January 1, 1996 are as follows:

                                             Six months ended June 30
                                              1997             1996
                                          ------------     ------------
       Net sales                          $  9,776,000     $  8,959,000
       Net loss                            (14,429,000)      (5,973,000)
       Net loss after preferred stock
          dividends                        (15,000,000)      (7,025,000)
       Net income per common share               (0.89)           (0.50)
       Net loss per common share after
          preferred stock dividends              (0.92)           (0.59)

(7)   EQUITY OFFERING

      On July 24, 1997, the Company completed a private placement of WavePhore Series C Convertible Preferred Shares priced at $1,000 per share resulting in gross proceeds of $24 million. The preferred shares carry a dividend rate of 6% per annum, which may be paid in cash or common stock and are non-voting.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

      WavePhore, Inc. including its wholly-owned subsidiaries, WavePhore Canada, Inc., WavePhore Newscast, Inc., WavePhore Networks, Inc. and WavePhore Japan K.K. (collectively the "Company"), is a developer and provider of proprietary products and services for low-cost, high-speed data broadcasting systems for distributing electronic information via existing worldwide television, radio and satellite broadcast infrastructures, and the Internet.

      On February 10, 1997, the Company announced the creation of its consumer broadcast service, Wavetop(TM) , which the company expects will become a nationwide wireless broadcast medium for the home PC. This new service is intended to deliver information and entertainment programming, utilizing "push technology," via existing analog television broadcast signals without the bandwidth limitations associated with the Internet or tying up of phone lines.

      In preparation for providing this consumer service, the Company signed an agreement with PBS National Datacast, Inc. ("PBS") during 1996. Utilizing the Company's technology, information will be sent to the consumer by embedding it in the existing television broadcast signals of PBS's 264 member stations.

      On May 29, 1997, the Company, through its wholly-owned subsidiary, WavePhore Newscast, Inc., purchased substantially all of the assets and assumed certain of the liabilities of Paracel Online Systems, Inc., a California Corporation ("Paracel Online") of Dallas, Texas, in consideration of cash and future consideration based on achieving certain future financial performance, pursuant to an Agreement for the Purchase and Sale of Assets among the Company, WavePhore Newscast, Paracel Online and Paracel, Inc.

      During 1996, the Company licensed certain software to Compaq Computer Corporation ("Compaq"). The software, when installed in Compaq PC's, will allow the home PC user to receive the Company's broadcast services.

RESULTS OF OPERATION - THREE AND SIX MONTHS ENDED JUNE 30, 1997 AND 1996

      Revenues. Revenues are derived from networks services and related equipment sales and Newscast(TM) services. Revenues for the three and six months ended June 30, 1997 were $5,524,000 and $9,209,000, compared to $4,604,000 and
$8,648,000, respectively, for the comparable periods in the prior year. The increase in revenues is the result of increased subscribers to the Newscast service and increases in data transmission by network services customers.

      Cost of Revenues. Cost of revenues consists primarily of costs associated with transmitting news services to customer sites and cost of hardware and software sold to customers. Cost of revenues for the three and six months ended June 30, 1997 were $3,150,000 and $5,137,000, compared to $2,809,000 and
$5,301,000, respectively, for the comparable period in the prior year. Gross margin percentages are 43% and 44% for the three and six months ended June 30, 1997, and 39% and 39% in 1996, respectively. The improvement in gross margin is the result of revenue mix changes to higher margin networks and Newscast services.

      Research and Development. Research and development expenses were $1,942,000 and $3,528,000 for the three and six months ended June 30, 1997, respectively, compared to $984,000 and $1,921,000, respectively, for the comparable periods in the prior year. The increase in expenses is attributable to spending by the Company to advance existing technologies and products, and for the continued development of the consumer based WaveTop(TM) service. The research and development expenses consists primarily of design, testing and support of the Company's existing and developing hardware, software, and services. The Company anticipates continuing to make significant expenditures in product development as it develops new and enhanced services, and provides services to a growing customer base.

      Sales and Marketing. Sales and marketing expenses for the three and six month periods ended June 30, 1997 were $2,509,000 and $4,640,000, respectively, compared to $1,642,000 and $2,916,000, respectively, for the comparable periods of the prior year. The increase relates primarily to additional sales personnel, increased travel, and advertising and promotional costs.

      General and administrative. General and administrative expenses for the three and six months ended June 30, 1997 were $1,220,000 and $2,316,000, respectively compared to $1,439,000 and $2,783,000, respectively for the comparable periods of the prior year. The decrease relates primarily to cost control measures taken by the Company.

      Charge for purchased research and development. The charge for purchased research and development of $6,000,000 was recorded in connection with Paracel Online acquisition. The amount represents research and development of new products and product upgrades that were in process by Paracel Online at the acquisition date.

      Interest Expense. Interest expense was $44,000 and $93,000 for the three and six months ended June 30, 1997, respectively, and $52,000 and $100,000 for the same periods in 1996. The fluctuation corresponds to the amount of debt outstanding during the respective periods.

      Interest Income. Interest income decreased during the three and six months ended June 30, 1997, compared to the same period of the prior year, due to reduction in the outstanding cash balances available for investment.

LIQUIDITY AND CAPITAL RESOURCES

      During the six months ended June 30, 1997 and 1996, the Company used cash in its operations of $5,735,000 and $4,379,000, respectively. Cash used in operations is less than the net losses primarily because of non cash charges of depreciation, amortization and purchased research and development. Cash flows used in investing activities was $4,112,000 for the six months ended June 30, 1997, compared to cash used in investing activities of $3,081,000 for the same period in the prior year. During the six months ended June 30, 1997, the Company used approximately $3 million in the purchase acquisition of Paracel Online. The Company made purchases of $363,000 and $902,000 of treasury stock and property and equipment, respectively, during the first six months of 1997. For the six months ended June 30, 1997, the Company used cash in financing activities of $28,000 and for the six months ended June 30, 1996, the Company generated $7,346,000 from financing activities. The generation of cash in 1996 was primarily from the issuance of preferred and common stock.

In July 1997, the Company received the net proceeds from a $24 million capital fund raising which will be used for working capital and general corporate purposes including the Paracel Online acquisition.

      The Company estimates that its present financial resources including the July 1997 equity offering funds, will be sufficient to fund operating activities including the company's accelerated internal growth beyond 1997. The Company will continue to evaluate business acquisitions and the development of strategic partnerships to help accelerate its growth. The pace at which these acquisitions and strategic partnerships occur will have an impact on the capital resources of the Company to the extent they are funded with cash, or upon the dilution of existing shareholder interests to the extent they are entered into for equity.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.

(a) On May 2, 1997, the Company held its Annual Meeting of Shareholders at which the following matters were voted upon:

(i)   Election of Directors.

      All six management nominees for election as directors were unopposed and elected by the following votes:

Director                      Shares for    Shares Withheld
--------                      ----------    ---------------
David Deeds                   13,344,592          75,071
R. Glenn Williamson           13,344,592          75,071
Kenneth D. Swenson            13,346,292          73,371
C. Roland Haden               13,345,592          74,071
Glenn Scolnick                13,346,292          73,371
J. Robert Collins             13,330,142         109,421

(ii)  Approval of the 1997 Incentive Plan

The 1997 Incentive Plan was approved as follows:

      For:              6,553,141 Shares
      Against:          553,804 Shares
      Abstain:          91,283 Shares
      Not Voted:        6,221,409 Shares

(iii) Approval of the Executive Management Incentive Plan

The Executive Management Incentive Plan was approved as follows:

      For:              12,458,465 Shares
      Against:          405,679 Shares
      Abstain:          81,283 Shares
      Not Voted:        474,240 Shares

Item 6.  Exhibits and Reports on Form 8-K.

(a)    The following exhibits are included herein:

      27    Financial Data Schedule

(b)  Reports on Form 8-K.

      On June 12, 1997, the Company filed a Report on Form 8-K, reporting in
Item 2 the purchase of substantially all of the assets and assumption of certain of the liabilities of Paracel Online on May 29, 1997. On August 12, 1997, the Company filed Amendment No. 1 to such Report, which included audited financial statements of Paracel Online for the period from January 1, 1995 to December 4, 1995, period from December 5, 1995 to December 31, 1995, and year ended December 31, 1996, and unaudited financial statements as of March 31, 1997 and for the three months ended March 31, 1997, and pro forma unaudited consolidated balance sheet as of March 31, 1997 and pro forma unaudited consolidated statements of operations for the three months ended March 31, 1997 and the year ended December 31, 1996, which gave effect to such acquisition as of the date and for the periods indicated therein.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 WavePhore, Inc.

Date:  August 14, 1997           By /s/  David E. Deeds
                                    ---------------------------------------
                                    David E. Deeds,
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)

Date:  August 14, 1997           By /s/ Kenneth D. Swenson
                                    ---------------------------------------
                                    Kenneth D. Swenson,
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

      Exhibit                             Exhibit
      Number                              Description
      -------                             -----------
      27                                  Financial Data Schedule