Form 10-Q
period 1997-09-30
WAVEPHORE INC
filed 1997-11-13
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

(X) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997.

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

Yes     X       No
     -------        -------

The number of shares outstanding of the issuer's common stock, as of November 10, 1997:

                 COMMON SHARES, NO PAR VALUE: 17,349,511 SHARES

                                 WAVEPHORE, INC.
                                      INDEX

                                                                            Page

PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 30, 1997 and December 31, 1996.....................3

                  Condensed Consolidated Statements of Operations -
                  Three and nine months ended September 30, 1997 and 1996......4

                  Condensed Consolidated Statements of Cash Flows -
                  Three and nine months ended September 30, 1997 and 1996......5

                  Notes to Condensed Consolidated Financial Statements.........6

         Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations................8

PART II     OTHER INFORMATION

         Item 2.  Changes in Securities.......................................10

         Item 6.  Exhibits and Reports on Form 8-K ...........................11

SIGNATURES....................................................................12

EXHIBIT INDEX.................................................................13

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                                 WavePhore, Inc.
                      Condensed Consolidated Balance Sheets

                                                           September 30,      December 31,
                                                                1997             1996
                                                           ------------       -----------
                                                            (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                $21,010,124       $11,793,205
   Accounts receivable                                        7,275,012         3,880,715
   Inventories                                                3,672,626         3,342,975
   Other receivables                                             98,848            90,374
   Notes receivable from officers, including interest           645,975           604,605
   Prepaid expenses and other                                   690,899         1,133,946
                                                            -----------       -----------
     Total Current Assets                                    33,393,484        20,845,820
Notes and other receivables                                          --           129,716
Property and equipment, net                                   4,218,628         2,281,367
Intangible assets of businesses acquired, net                18,424,312        16,570,338
Deposits and other assets                                     1,417,684         1,734,929
                                                            -----------       -----------
                                                            $57,454,108       $41,562,170
                                                            ===========       ===========
Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                         $ 1,720,057       $ 2,126,129
   Accrued expenses                                           2,946,200           675,322
   Deferred revenue                                           1,410,327                --
   Payable related to business acquisition                    6,000,000                --
   Bank loans                                                 1,107,048         1,720,731
   Current portion of long-term debt                            529,478           537,487
   Other                                                             --            39,370
                                                            -----------       -----------
     Total Current Liabilities                               13,713,110         5,099,039
Long-term debt, less current portion                             37,489            97,959
Other long-term liabilities                                     512,007           511,475
Stockholders' equity                                         43,191,502        35,853,697
                                                            -----------       -----------
                                                            $57,454,108       $41,562,170
                                                            ===========       ===========

See accompanying notes.

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                              Three Months Ended                       Nine Months Ended
                                                                 September 30,                           September 30,
                                                       --------------------------------        --------------------------------
                                                           1997                1996                1997                1996
                                                       ------------        ------------        ------------        ------------
Revenues:
  Networks services and equipment                      $  5,573,160        $  4,785,975        $ 13,726,789        $ 12,766,625
  Newscast services                                         955,454             408,093           2,010,497           1,075,210
                                                       ------------        ------------        ------------        ------------
Total Revenues                                            6,528,614           5,194,068          15,737,286          13,841,835
Cost of revenues                                          3,469,377           3,140,320           8,606,786           8,441,096
                                                       ------------        ------------        ------------        ------------
   Gross margin                                           3,059,237           2,053,748           7,130,500           5,400,739

Operating expenses:
   Research and  development                              2,024,003             989,469           5,551,816           2,910,844
   Sales and marketing                                    2,362,500           1,384,432           7,002,411           4,300,805
   General and administrative                             1,211,329           1,232,454           3,527,061           4,014,987
   Amortization                                             557,223             481,906           1,576,568           1,449,294
   Charge for purchased research and development                 --                  --           6,000,000                  --
                                                       ------------        ------------        ------------        ------------
                                                          6,155,055           4,088,261          23,657,856          12,675,930
                                                       ------------        ------------        ------------        ------------
Loss from operations                                     (3,095,818)         (2,034,513)        (16,527,356)         (7,275,191)

Other (income) expense:
   Interest expense                                          47,708              33,406             140,479             133,097
   Interest income                                         (226,405)           (164,710)           (489,553)           (535,563)
   Other                                                      3,920              (3,576)             16,123              (6,003)
                                                       ------------        ------------        ------------        ------------
                                                           (174,777)           (134,880)           (332,951)           (408,469)
                                                       ------------        ------------        ------------        ------------
Net loss                                               $ (2,921,041)       $ (1,899,633)       $(16,194,405)       $ (6,866,722)
                                                       ============        ============        ============        ============
Less:  Preferred stock dividends                           (537,427)           (345,987)         (1,108,652)         (1,398,420)
                                                       ------------        ------------        ------------        ------------
Net loss after preferred stock dividends               $ (3,458,468)       $ (2,245,620)       $(17,303,057)       $ (8,265,142)
                                                       ============        ============        ============        ============
Net loss per common share                              $      (0.18)       $      (0.13)       $      (0.99)       $      (0.54)
                                                       ============        ============        ============        ============
Net loss per common share after
  preferred stock dividends                            $      (0.21)       $      (0.16)       $      (1.05)       $      (0.65)
                                                       ============        ============        ============        ============
Number of shares used in per share
     calculation                                         16,648,873          14,280,985          16,420,288          12,676,758
                                                       ============        ============        ============        ============

See accompanying notes.

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                 Nine months ended
                                                         --------------------------------
                                                         September 30,       September 30,
                                                             1997                 1996
                                                         ------------        ------------
OPERATING ACTIVITIES:
Net loss                                                 $(16,194,405)       $ (6,866,722)
Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                          2,212,472           2,212,825
     Gain on disposal of assets                               (55,763)            (78,809)
     Provision for doubtful accounts                          112,037              63,000
     Charge for purchased research and development          6,000,000                  --
     Changes in operating assets and liabilities           (1,273,923)         (1,765,043)
                                                         ------------        ------------
Net cash used in operating activities                      (9,199,582)         (6,434,749)

INVESTING ACTIVITIES:
     Purchase of property and equipment                    (1,398,460)           (935,265)
     Proceeds from sale of property & equipment                81,718             101,401
     Purchase of business net of cash acquired             (3,075,434)                 --
     Purchase of treasury stock                              (362,954)         (2,181,884)
     Loans to officers, including interest                    (41,370)           (561,774)
                                                         ------------        ------------
Net cash used in investing activities                      (4,796,500)         (3,577,522)

FINANCING ACTIVITIES:
     Issuance of preferred shares, net                     23,763,091           9,272,389
     Payment of preferred stock dividend                     (276,288)           (552,164)
     Issuance of common stock, net                            400,001           4,583,696
     Payments on notes payable                             (2,027,838)         (1,532,749)
     Credit line; net                                       1,345,678           1,978,061
     Other
                                                                8,357              (3,684)
                                                          ------------       ------------
Net cash provided by financing activities                  23,213,001          13,745,549
                                                         ------------        ------------
Net increase in cash and cash equivalents                   9,216,919           3,733,278
Cash and cash equivalents at beginning of period           11,793,205          10,945,178
                                                         ------------        ------------
Cash and cash equivalents at end of period               $ 21,010,124        $ 14,678,456
                                                         ============        ============
Supplemental cash flow information
 - Payable related to business acquisition               $  6,000,000
                                                         ============
 - Issuance of common stock in connection
   with dividend payment on preferred stock              $    585,681        $    833,095
                                                         ============        ============

See accompanying notes.

                                 WavePhore, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 1996. The results of operations for the three and nine month periods ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

(2)      LOSS PER SHARE

         Loss per share is based on the weighted average number of common shares outstanding during each period. Common stock equivalents, which were anti-dilutive, were not included in the computation of net loss per share.

(3)      RECLASSIFICATIONS

         Certain amounts presented for the three and nine months ended September 30, 1996 have been reclassified to conform to September 30, 1997 presentation.

(4)      INVENTORIES

         Inventories consist of the following:


                                               September 30,          December 31,
                                                   1997                   1996
                                               ----------             ----------
Finished goods                                 $  872,713             $  687,914
Work-in-process                                 1,143,083              1,298,893
Raw materials                                   1,656,830              1,356,168
                                               ----------             ----------
                                               $3,672,626             $3,342,975
                                               ==========             ==========

(5)      RECENTLY ENACTED ACCOUNTING STANDARDS

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

         In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income, which is required to be adopted in the first quarter of 1998. SFAS No. 130 establishes standards for the reporting and display of comprehensive income and its components. Comprehensive income includes certain non-owner changes in equity which are currently excluded from net income. Because the Company historically has not experienced transactions which would be included in comprehensive income, adoption of SFAS

                                WavePhore, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1997
                                  (Unaudited)

No. 130 is not expected to have a material effect on the consolidated financial position, results of operations or cash flows of the Company.

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

         The pro forma unaudited results of operations for the nine months ended September 30, 1997 and September 30, 1996, assuming consummation of the purchase as of January 1, 1996 are as follows:

                                                    Nine months ended September 30,
                                                     1997                  1996
                                                --------------        --------------
Net sales                                       $   16,305,000        $   14,370,000
Net loss                                           (17,350,000)           (9,106,000)
Net loss after preferred stock dividends           (18,458,000)          (10,505,000)
Net loss per common share                                (1.06)                (0.72)
Net loss per common share after preferred
stock dividends                                          (1.12)                (0.83)

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

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         WavePhore, Inc. including its wholly-owned subsidiaries, WavePhore Canada, Inc., WavePhore Newscast, Inc., WavePhore Networks, Inc., WavePhore WaveTop, Inc. and WavePhore Japan K.K. (collectively the "Company"), is a developer and provider of proprietary products and services for the low-cost, high speed distribution of digital data via the existing worldwide television, radio, satellite and internet infrastructures.

         On February 10, 1997, the Company announced the creation of its broadcast PC consumer service, Wavetop(TM) , a nationwide broadcast medium for the home PC. The new broadcast service will deliver news, sports and entertainment programming via existing TV broadcasting signals without the bottleneck of the Internet or tying up of phone lines.

         In preparation for providing this consumer service, the Company signed an agreement with PBS National Datacast, Inc. ("PBS") during 1996. Utilizing the Company's technology, information will be sent to the consumer by embedding it in the existing TV broadcast signals of PBS's 264 member stations.

         On May 29, 1997, the Company, through its wholly-owned subsidiary, WavePhore Newscast, Inc., purchased substantially all of the assets and assumed certain of the liabilities of Paracel Online Systems, Inc., ("Paracel Online") of Dallas, Texas, in consideration of cash and future consideration based on achieving certain future financial performance, pursuant to an Agreement for the Purchase and Sale of Assets among the Company, WavePhore Newscast, Paracel Online and Paracel, Inc.

         During 1996, the Company licensed certain software to Compaq Computer Corporation ("Compaq"). The software, when installed in Compaq PC's, will allow the home PC user to receive the Company's broadcast services.

RESULTS OF OPERATION - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

         Revenues. Revenues are derived from networks services and related equipment sales and Newscast(TM) services. Revenues for the three and nine months ended September 30, 1997 were $6,529,000 and $15,737,000, compared to $5,194,000 and $13,842,000, respectively for the comparable periods in the prior year. The increase in revenues is the result of increased subscribers to the Newscast service, increases in data transmission by network services customers and increased sales of communications equipment.

         Cost of Revenues. Cost of revenues consists primarily of costs associated with transmitting news services to customer sites and cost of hardware and software sold to customers. Cost of revenues for the three and nine months ended September 30, 1997 were $3,469,000 and $8,607,000, compared to $3,140,000 and $8,441,000, respectively, for the comparable period in the prior year. Gross margin percentages are 47% and 45% for the three and nine months ended September 30, 1997, and 40% and 39% in 1996, respectively. The improvement in gross margin is the result of revenue mix changes to higher margin networks and Newscast services.

         Research and Development. Research and development expenses were $2,024,000 and $5,552,000 for the three and nine months ended September 30, 1997, respectively, compared to $989,000 and $2,911,000, respectively for the comparable periods in the prior year. The increase in expenses is attributable to spending by the Company to advance existing technologies and products, and for the continued development of the consumer based WaveTop(TM) service. The research and development expenses consist primarily of design, testing and support of the Company's existing and developing hardware, software and services. The Company anticipates continuing to make significant expenditures in product development as it develops new and enhanced services and provides services to a growing customer base.

         Sales and Marketing. Sales and marketing expenses for the three and nine month periods ended September 30, 1997 were $2,363,000 and $7,002,000, respectively, compared to $1,384,000 and $4,301,000, respectively, for the comparable periods of the prior year. The increase relates primarily to additional sales personnel, increased travel, and advertising and promotional costs.

         General and administrative. General and administrative expenses for the three and nine months ended September 30, 1997 were $1,211,000 and $3,527,000, respectively, compared to $1,232,000 and $4,015,000, respectively, for the comparable period of the prior year. The decrease relates primarily to cost control measures taken by the Company.

         Charge for purchased research and development. The charge for purchased research and development of $6,000,000 was recorded in connection with the Paracel Online acquisition. The amount represents research and development of new products and product upgrades that were in process by Paracel Online at the acquisition date.

         Interest Expense. Interest expense was $48,000 and $140,000 for the three and nine months ended September 30, 1997, and $33,000 and $133,000 for the same periods in 1996. The fluctuation corresponds to the amount of debt outstanding during the respective periods.

         Interest Income. Interest income was $226,000 and $490,000 during the three and nine months ended September 30, 1997, compared to $165,000 and $536,000 for the same period of the prior year. The fluctuation relates to increases in cash balances available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1997 and 1996, the Company used cash in its operations of $9,200,000 and $6,435,000, respectively. Cash used in operations is less than the net losses primarily because of non cash charges of depreciation, amortization and purchased research and development. Cash flows used in investing activities was $4,797,000 for the nine months ended September 30, 1997, compared to cash used in investing activities of $3,578,000 for the same period in the prior year. The September 30, 1997 total cash used in the purchase business combination was $3,075,000. The Company made purchases of $363,000 and $1,398,000 of treasury stock and property and equipment, respectively, during the first nine months of 1997. For the nine months ended September 30, 1997, the Company generated cash from financing activities of $23,213,000, compared to $13,745,000 generated for the nine months ended September 30, 1996. The generation of cash in 1997 and 1996 was primarily from the issuance of preferred and common stock.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities

(c) On July 24, 1997, the Company sold 24,000 shares of its Series C Convertible Preferred Stock(the "Series C Shares") and Warrants ( the "Warrants") to purchase 545,455 Common Shares in a private placement to six institutional investors for an aggregate purchase price of $24,000,000. The Series C Shares and Warrants were sold with the assistance of Southcoast Capital Corporation ("Southcoast"), as placement agent, for which services Southcoast received a fee of $1,080,000, plus reimbursement of expenses in the amount of $43,000. The Series C Shares and Warrants were sold pursuant to the non-public offering exemption from registration in Section 4(2) of the Securities Act of 1933, as amended (the "Act"), and Regulation D thereunder, and bear a restricted securities legend.

         Commencing on October 24, 1997, each holder may convert its Series C Shares into Common Shares, subject to certain limitations and procedures described in the Articles of Amendment to the Company's Articles of Incorporation by which such Series C Shares were designated. The number of Common Shares that may be acquired upon conversion will equal the Stated Value of the Series C Shares being converted divided by the applicable Conversion Price. For the first six months following the date of issuance (the "Fixed Conversion Price Period"), the conversion price will be $8.80, which is equal to 115% of the average of the closing sale prices of the Company's Common Shares as reported on the Nasdaq National Market on the five trading days immediately prior to but not including the date of issuance (the "Fixed Conversion Price"). The Fixed Conversion Price Period, which currently will expire on January 23, 1998, may be extended up to six months if the company satisfies certain conditions described in the Articles of Amendment. Following the Fixed Conversion Price Period, the conversion price will be the lesser of: (i) the Fixed Conversion Price, or (ii) a "floating" conversion price equal to the average of the third to seventh lowest closing sale prices for the Company's Common Shares during the 30 trading days immediately prior to but not including the conversion date. On the fifth anniversary of the date of issuance, or July 24, 2002, all Series C Shares then outstanding will be automatically converted into the number of Common Shares equal to the Stated Value of the Series C Shares being converted divided by the applicable Conversion Price.

         Holders of the Series C Shares also received Warrants to purchase that number of Common Shares equal to 20% of the Stated Value of the Series C Shares purchased by such holders divided by the exercise price, or 545,455 Common Shares. The exercise price of the Warrants is $8.80 per share, which is equal to 115% of the average of the closing sale prices of the Common Shares for the five trading days immediately preceding but not including the date of issuance of the Series C Shares. The Warrants are currently exerciseable and expire on July 23, 2000.

         The Common Shares which may be issued upon conversion of the Series C Shares, as a dividend thereon, or in payment of a redemption price thereof, and the Common Shares which may be issued upon exercise of the Warrants, may be resold by the holders thereof pursuant to a currently effective SEC Registration Statement.

         On September 8, 1997, the Company issued 35,000 restricted Common Shares, and a Warrant to purchase 100,000 Common Shares at the exercise price of $9.00 per share, to Continental Capital & Equity Corporation ("CCEC") in consideration of certain investor relations services provided to the Company pursuant to a Client Service Agreement dated September 8, 1997. The services were valued at a total of $271,250, or $7.75 per Common Share, which was the closing price of the Company's Common Shares on the Nasdaq National Market on such date. The Warrant is exerciseable for one year and expires on September 8, 1998. No underwriter was involved in the transaction. The Common Shares and Warrant were sold pursuant to the non-public offering exemption from registration in Section 4(2) of the Act, and bear a restricted securities legend.

         The Common Shares issued to CCEC, and the Common Shares which may be issued upon exercise of the Warrant, may be resold by CCEC pursuant to a currently effective SEC Registration Statement.

Item 6. Exhibits and Reports on Form 8-K.

(a)      The following exhibits are included herein:

         10.1 Loan and Security Agreement with Silicon Valley Bank, dated October 14, 1997.

         27       Financial Data Schedule.

(b)      Reports on Form 8-K.

         On August 1, 1997, the Company filed a report on Form 8-K, reporting in
Item 5 the issuance on July 24, 1997, of 24,000 shares of its Series C Convertible Preferred Stock and related Warrants in a private placement to institutional investors.

         On August 12, 1997, the Company filed a report on Form 8-K/A, amending its Form 8-K filed on June 12, 1997, to provide the financial statements and information required by Item 7 thereof.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           WavePhore, Inc.

Date:  November 13, 1997   By       /s/  David E. Deeds
                                    -------------------
                                    David E. Deeds,
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)

Date:  November 13, 1997   By       /s/ Kenneth D. Swenson
                                    ----------------------
                                    Kenneth D. Swenson,
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit  Exhibit
         Number   Description


         10.1 Loan and Sercurity Agreement with Silicon Valley Bank, dated October 14, 1997

         27       Financial Data Schedule