Form 10-K
period 1997-12-31
WAVEPHORE INC
filed 1998-03-30
CIK 873287

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

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997 OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                                 to

                         Commission File Number: 0-24858

                                 WAVEPHORE, INC.
             (Exact name of Registrant as specified in its charter)

                  INDIANA                                                               86-0491428
(State or other jurisdiction of incorporation                              (I.R.S. Employer Identification No.)
            or organization)

    3311 N. 44TH STREET,  PHOENIX,  ARIZONA                                             85018
(Address of principal executive offices)                                              (Zip Code)

Registrant's telephone number, including area code:                               (602) 952 - 5500

Securities registered pursuant to Section 12(b) of the Act:


          Title of each class               Name of each exchange on which registered

               NONE                                            NONE

Securities registered pursuant to Section 12(g) of the Act:

                          COMMON SHARES - NO PAR VALUE
                                (Title of class)

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

The aggregate market value of the Registrant's no par value Common Shares held by non-affiliates of the Registrant, as of March 20, 1998, was approximately $131,107,000.

The number of shares outstanding of the Registrant's no par value Common Shares as of March 20, 1998 was 18,454,883 shares.

No documents are incorporated by reference into the text of this Report.

Except as otherwise specified herein, any references to "WavePhore" or the "Company" include WavePhore, Inc., an Indiana corporation, and each of its subsidiaries, WavePhore Networks, Inc. ("WavePhore Networks" or "Networks"), WavePhore Newscast, Inc. ("WavePhore Newscast" or "Newscast"), WavePhore WaveTop, Inc. ("WavePhore WaveTop" or "WaveTop") and WavePhore Canada, Inc. ("WavePhore Canada").


                                     PART I

ITEM 1.  BUSINESS

         (a)      GENERAL DEVELOPMENT OF BUSINESS.

         WavePhore is a developer and provider of proprietary products and services for low-cost, high-speed, data broadcasting systems for distributing electronic information via existing worldwide television, radio, and satellite broadcast infrastructures and the Internet. The Company connects people with compelling information in the office and at home. WavePhore currently operates three business units within the data broadcasting industry: (i) WavePhore Networks provides data broadcasting services and equipment to major information providers to enable them to broadcast news and other information to their customers; (ii) WavePhore Newscast(TM) provides business customers with customized and aggregated news and information delivered from information providers and other content sources; and (iii) WavePhore WaveTop(TM) plans to roll out a consumer-based entertainment and programming service to home PCs and TV/PCs in the second quarter of 1998.

WAVEPHORE NETWORKS

         WavePhore Networks provides wireless data broadcasting, network services and equipment to providers of financial data, news, and other information, such as Reuters America, Inc., Dow Jones & Company, Inc., the Associated Press, Knight-Ridder, Inc., S & P Comstock and Thompson Financial Services. The Company's broadcast networks utilize established technologies, such as FM subcarrier and small dish satellite broadcasting technologies, that are well-suited to the economical one-way transmission of time-sensitive data from one central location to many remote sites. The Company's FM subcarrier transmission operations are established in 13 major United States markets that, combined with the Company's small dish satellite coverage, enable the Company to serve the continental United States and the major population centers in Canada. The Company designs, sells, and leases data receivers and network management equipment and systems to information providers for world-wide use with the Company's networks or their own private network. The Company's customers include Reuters, S&P Comstock, Thompson Financial, Novanet Communications Limited, SkyTel Corp., AEI Music Network, Inc., Muzak, 3M Company, and WSI Corporation.

WAVEPHORE NEWSCAST

         The Company's WavePhore Newscast(TM) Today service allows users to create customized information profiles and have news and information matching those profiles electronically "clipped" from a large variety of information sources and delivered to the users' PCs. The Newscast service, which incorporates hardware and software elements, enables end users to filter real-time news and other data from information providers and allows integration of this flow of information into an organization's local area network or electronic mail system for delivery to persons who need timely access to such information. Pursuant to an agreement between the Company and Microsoft Corporation ("Microsoft"), Microsoft has agreed to include WavePhore

Newscast(TM) Today as a "premier" business channel for Microsoft's Internet Explorer 4.0.

         The Newscast service receives information from a wide variety of national and international sources continuously throughout the day via satellite and other methods of electronic transmission. Through the use of proprietary technology, the information is processed and then delivered to customers' PCs, principally via the Internet, and also via Lotus Notes networks and e-mail servers. Each customer of the Newscast service has at least one custom-designed profile, which pinpoints topics, competitors, industry terms, and companies according to the customer's predefined profile. The Newscast service utilizes patented Fast Data Finder ("FDF") text filtering and categorization technology licensed to WavePhore Newscast. The Fast Data Finder uses the custom-built profiles as road maps for filtering the information for each customer. The FDF is a massively-parallel hardware accelerator for high-precision, large-scale text profiling that enables the filtering of raw information and customization of information on a very large scale.

         On May 29, 1997, the Company purchased substantially all of the assets and assumed certain of the liabilities of Paracel Online Systems, Inc. ("Paracel Online"), a provider of customized and aggregated news and other information derived from newspapers, newswires, and news magazines to general business customers worldwide, utilizing proprietary and licensed technology (the "Acquired Business"). The Acquired Business also provides industry specific, high performance text and data analysis services to the pharmaceutical, biotechnology, and commercial online information industries. The Acquired Business is currently operated within WavePhore Newscast. The Company paid $3,000,000 to Paracel Online for the Acquired Business at closing, and paid an additional $6,000,000 in November 1997. The purchase agreement also provides for the delivery of additional consideration if the combined WavePhore Newscast and Acquired Business achieve certain minimum financial performance thresholds in 1997 and 1998, respectively. Because the threshold for 1997 was met, the Company delivered additional consideration in January 1998 to Paracel Online in the form of WavePhore Common Shares, based upon the then current value of those shares.

WAVEPHORE WAVETOP(TM)

         In December 1997, the Company commenced beta test operation of WaveTop(TM) ("WaveTop"), a free consumer broadcast service that the Company expects will become a nationwide wireless broadcast medium for the home PC. This new service is intended to deliver entertainment and information programming, utilizing "push" technology, via existing analog television broadcast signals, without the bandwidth limitations associated with the Internet. WaveTop is designed to provide streaming multimedia content, including audio, video, software, and real-time data, to broadcast-ready PCs or TV/PCs. The WaveTop service broadcasts data and other content by inserting it into the vertical blanking interval ("VBI") of existing analog television signals. The Public Broadcasting Service ("PBS") and its member stations, pursuant to an agreement with PBS National Datacast, Inc., provide the broadcast signal that WaveTop utilizes to transmit information. The Company intends to offer a variety of "channels" through WaveTop, free of charge to the consumer. The Company is seeking to generate revenue from advertiser-sponsors and content provider-sponsors for the respective channels. The Company also will seek to create revenue-generating opportunities with on-line service providers and through electronic commerce, and plans to explore opportunities to create subscriber-based premium channels and pay-per-view downloads. Pursuant to an agreement between Microsoft and the Company, Microsoft will include the Company's WaveTop software in its Windows(R) 98 operating system. Pursuant to a separate agreement between Microsoft and the Company, Microsoft will include the Company's WaveTop service as Active Channel content for Microsoft's Internet Explorer 4.0. The Company currently is beta testing the WaveTop service and expects to commence commercial operations of the WaveTop service in the second quarter of 1998, although there can be no assurance that commercial operations will not be delayed.

         The Company also designs and produces proprietary VBI equipment, including encoders, decoders, and bridges, and has developed various software packages and systems for data transmission and reception. To facilitate reception of the WaveTop service by home PC users, the Company has licensed WaveTop related technology to PC manufacturers such as Compaq Computer Corporation and to certain manufacturers of TV tuner cards for PCs. Certain of the Company's VBI technology, which has been licensed to Intel Corporation ("Intel") by the Company, permits a PC to receive and display television broadcasting and data broadcasting. The Company and Intel also have jointly developed a hardware developer's kit for Intel's Intercast Viewer and WavePhore's broadcast services, which includes jointly developed VBI decoder technology in software form that is used to extract data embedded in the standard television signal. The kit provides OEM PC/board manufacturers and independent hardware vendors tools to develop and test products that will support Intel's Intercast technology and WavePhore's data broadcasting technology and services, including WaveTop.

ACQUISITION OF BLEUMONT TELECOM INC.

          On January 25, 1995, the Company purchased all of the outstanding common stock of BleuMont Telecom Inc. ("BleuMont Telecom") of Montreal, Canada. As a result of this transaction, BleuMont Telecom became a wholly-owned subsidiary of the Company. Subsequent to this acquisition, BleuMont Telecom changed its name to WavePhore Canada, Inc. WavePhore Canada performs software engineering and other services for the Company.

ACQUISITION OF MAINSTREAM DATA, INC.

         On December 29, 1995, the Company purchased all of the outstanding common stock of Mainstream Data, Inc. ("Mainstream") of Salt Lake City, Utah. As a result of this transaction, Mainstream became a wholly-owned subsidiary of the Company. Subsequent to this acquisition, Mainstream to changed its name WavePhore Networks, Inc.

         The Company is an Indiana corporation formed on November 13, 1990.

         (b)      FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS.

         During its last three fiscal years, the Company has been engaged in only one industry segment.

         (c)      NARRATIVE DESCRIPTION OF BUSINESS.

         GENERAL.

         The Company is engaged in three principal areas of the information services market: (i) point-to-multipoint network services which provide information providers with multiple private and shared broadcast delivery options for nation-wide distribution of time-sensitive information and related hardware systems to support the requirements of data information and audio service providers who deliver business information services to remote locations;
(ii) the Newscast Today service which provides electronic information access, processing and display to businesses, with immediate access to critical business news and information from primary news services; and (iii) the WaveTop broadcast PC service, which will deliver free, advertising-supported information and entertainment programming to consumers via home PCs, using "push" technology and existing television broadcast signals, with commercial operation expected to commence in the second quarter of 1998.

         The Company's primary customers for wireless point-to-multipoint communications equipment and services are traditional information providers and businesses which need a turnkey point-to-multipoint broadcast delivery solution to send information or subsets of information to a large number of end users. The Company's network services customers include several of the world's leading information providers, including Dow Jones, Reuters, S & P Comstock, The Associated Press, and Thompson Financial Services.

         The Company also designs and provides cost-effective, feature rich, and efficient satellite broadcast systems to support the requirements of audio and data information service providers who deliver services to remote locations. The Company's equipment customers include audio and data information service providers who choose to manage their own satellite networks rather than participate in shared networks. These customers provide services to several remote locations on multiple satellite networks.

         The Company's Newscast service is marketed to large enterprises needing immediate access to critical information from primary news services to do their jobs efficiently and effectively. This information is easily controlled and distributed throughout an organization by taking advantage of the customer's existing network architecture. WavePhore Newscast is targeted to companies which are technology friendly and are already using productivity applications on a LAN.

WAVEPHORE NETWORKS

         WavePhore Networks is a provider of proprietary products and services for the distribution of digital data via direct satellite links and local FM broadcast frequencies, offering a turn-key, provider-to-customer distribution solution for leading information providers to their subscribers at 80,000 sites worldwide. The Company provides the network systems' hardware, software and distribution channels, enabling information providers to transmit multimedia data via the most cost-effective technology for their respective needs. The Company's data broadcasting network services enable information providers to distribute information to specific end-users in a reliable, economical, and timely fashion. The Company's customers include such leading information providers as Reuters, Dow Jones, S&P Comstock, Associated Press, Thompson Financial, Knight-Ridder, PR Newswire and Business Wire. In response to increased customer requirements, Networks approximately doubled its North American network distribution capacity in 1997. In early 1998, the Company commenced operation of a new European satellite data network based in London, England. This new network will enable Networks to provide similar data broadcast communication services for a wide variety of information companies throughout Europe, North Africa and parts of the Middle East. The Company's packet-switched networks are shared by many information providers and end-users, with information from each information provider uniquely identified and addressed only to those end-users which subscribe to its services. Information providers transmit information to the Company's network control centers in Salt Lake City and London using dial-up and dedicated telephone lines, or dedicated satellite channels. The Company's computers processes the information, provide addressing, proprietary error correction, and encryption. This information is then organized into "packets," each of which contains data identifying the source and destination of the message and other important network management information. These packets are then multiplexed to form a single shared transmission stream which carries the news from multiple information providers.

         The Company's Network Control Center in Salt Lake City, Utah, routes this combined datastream over dedicated telephone lines and satellite channels to shared satellite uplinks where it is transmitted via satellite to 21 FM radio stations located in 13 major U.S. cities, reaching more than 10,000 FM receivers. The satellite also transmits the datastream to more than 20,000 satellite receivers at end-user locations which may be outside the range of FM broadcast signals. The Company's satellite receivers and computer processors at each FM radio station broadcast the digital information over an unused portion of the FM station's allocated spectrum known as the FM subcarrier.

         The information broadcast via the FM radio station signal or satellite is received and processed by the Company's proprietary Intelligent Data Receiver ("IDR"). The IDR accepts the subcarrier's signal, decrypts it, and formats it for use by the end-user's personal computers, printers, or other output devices. Each IDR is programmed to accept only that information which is specifically addressed to its end-user. This selective addressing capability is controlled remotely at the Company's network control center.

         The IDR is a key component of the Company's networks and incorporates several custom integrated circuits in its design. Customers may purchase or lease IDRs from the Company. The Company's IDRs feature multiple level addressability, remote programmability, data buffering, and integral diagnostics. IDRs cannot be used in connection with any devices or data other than those provided by the Company. Since the original design in 1987, the Company has incorporated numerous improvements in its IDRs to increase their functionality and reliability, while reducing costs, and is currently producing more than 10 variations to meet the specialized needs of individual customers. In 1997, the Company introduced its new, proprietary variable bit rate satellite receiver, the IDR V1000, which allows the receipt of information at up to 2 MB per second with a wide variety of multiplexing options, protocol support, and output configurations. The IDR V1000 contains a highly-integrated, proprietary digital demodulator located on a single chip. Different versions of the Company's IDRs are capable of receiving data via Ku-band satellite, C-band satellite or FM subcarrier, and distributing the information to personal computers and printers. The Company's FM IDRs receive and distribute information at 19.2 kbps. The Company's satellite receivers are capable of receiving and distributing data ranging from 19.2 kbps to 2 MB per second and feature improved signal reception, easier installation, and smaller size.

         The Company sells hardware systems, in the form of specialized communications equipment, to its network customers, as well as to audio and data information providers who choose to manage their own networks. The Company's equipment customers are located around the world, including Argentina, Brazil, Chile, China, Japan, Mexico, Russia, Thailand and throughout Europe. Customers, such as Muzak and AEI, utilize the Company's hardware systems to offer delivery of both music alone and music/data combinations to a variety of customers, including retail outlets, restaurants, grocery stores and offices. Other equipment customers include the distributor of trading information for the Shenzhen (China) stock exchange; Agencia Estado, a leading news broadcast and publishing agency in Brazil; Telenor, Norway's government-owned telecommunications company; InfoSel, Mexico's largest Internet service provider and a major distributor of news and information; suppliers of photographs for the newspaper industry; and vendors of digitized weather imagery, among others. The Company provides receive site and uplink equipment, network management systems, equipment maintenance, and equipment installation, as well as complete turnkey systems to operators of private networks.

         In January, 1998, WavePhore Networks announced the newest enhancement to its data broadcasting technology, which utilizes the Internet to enable virtually simultaneous real-time delivery of streaming news and other information feeds to potentially thousands of end users. The system, which leverages the Company's years of experience in building and operating data broadcast networks for the world's largest information providers, is expected to be commercially available in the first half of 1998. This new system, named "WINDS"(TM) (WavePhore Internet News Delivery Service) leverages the existing Internet communications infrastructure to force deliver, or "push", streams of data or files from one central location to geographically dispersed end users. While many of the currently available Internet news services utilize an "automated pull" or polling method triggered by the client location requesting an update, WINDS pushes the information directly to the client sites as soon as it is published by the information provider. WINDS is expected to complement the Company's FM and satellite data broadcasting systems by reaching end users who may not be located within a satellite or FM footprint required for the traditional means of delivery to WavePhore Networks customers. Data delivered via WINDS will be fully compatible with the broadcast streams sent over the Company's FM and satellite systems. This will assure that customers' software platforms written to the Company's existing protocols will continue to work with WINDS. This will also allow WavePhore Networks customers to take advantage of their current investments, as well as their Internet capacity.

WAVEPHORE NEWSCAST.

          WavePhore Newscast is an information aggregation and delivery provider, which delivers its Newscast Today real-time customized business news and information service on a continuous basis from over 4,500 global sources to more than 200,000 subscriber PCs. Newscast Today features real-time profiling and filtering tools utilizing the Fast Data Finder(R) system, which enable each subscribing company and individual user to customize a personal stream of relevant news and information. Newscast's user-friendly features include company dossiers, industry profiles and other user-specific options allowing personal customization at a variety of levels. This feature allows users to create profiles to suit their individual needs and filter out any unrelated news and information. Newscast Today, which is a Web-based product, can be delivered either over the Internet or a company's intranet. Newscast provides integration services which enable companies to incorporate modules of news, market research and financial data directly into their corporate intranets and extranets, and allows virtually unlimited scalability. Newscast's distribution capabilities allow customers multiple delivery platforms through a number of applications, including e-mail and Lotus Notes, among others. Newscast is delivered to the customer through leased telephone lines, FM sideband, satellite transmission and the Internet. The Company's 167 Newscast customers include Motorola, Sybase, KPMG Peat Marwick, Federal Reserve Bank, First Chicago NBD, Chemical Bank, Barnett Bank, Towers Perrin, Kimberly Clark, Sears, Disney, Nike, Raytheon, 3Com, Hewlett Packard, Bay Networks, Case International, Midas International, UPS, Taco Bell, Enron and Chevron, among others. Newscast customers are charged an annual subscription fee, plus a one-time installation fee. The subscription fee includes the Newscast Today software, ongoing customer support, and the customer's choice of information providers. In May 1997, the Company acquired the business of Paracel Online Systems, Inc., which has been combined with the Company's existing Newscast business. Newscast Today is expected to become a premier business active channel for Microsoft's Internet Explorer 4.0, thereby enabling users to have "one-click" access to Newscast Today on the World Wide Web. During 1997, the Company significantly expanded its Newscast sales staff and expects to continue adding to its sales staff in 1998 as it attempts to exploit the rapidly growing electronic information and news delivery market. Newscast intends to continue to enhance its Newscast product by offering additional functionality and an increasing amount of news and information sources.

         WAVETOP.

         In 1997, WavePhore WaveTop commenced an advertising and publicity campaign to preview WaveTop, an advertising supported, free service offering broadcast content to consumers through an easy-to-use interface. "Beta" testing of WaveTop commenced in late 1997 and is expected to continue through early 1998. With its launch to the general public planned for the second quarter 1998, WaveTop is expected to be the first nationwide wireless broadcast medium for the home PC that will "push" content directly to the home PC user, providing an alternate distribution path to the Internet's current congestion. WaveTop will allow users to receive a constant stream of downloadable data to be viewed at the viewer's discretion. WaveTop plans to deliver a broad selection of content on a number of channels, each selected for its high level of appeal to a mass market audience. WaveTop uses a WavePhore developed software decoder which, when installed in a PC with a TV tuner, can decode data received via a broadcast television signal. By embedding data into the unused portion of the television signal called the VBI, WaveTop can transmit data wirelessly to PC users.

         In February, 1997, WavePhore and Intel jointly announced the availability of a hardware developer's kit for Intel's Intercast Viewer and WavePhore broadcast services, which has enabled OEMs to create data broadcast ready PCs or TV/PCs. Several major PC manufacturers, including Compaq, AST, Gateway, and others, are shipping PC's that are data broadcast ready. In addition, current PC owners wishing to add broadcast capabilities to their PCs can currently purchase an add-on TV Tuner board from retail outlets for less than $100.

         WaveTop will target home PC users, including small office/home office users; professional workers; students; parents and families who use their PCs for "edutainment"; and early adopters looking for the latest technology trend, with relevant content.

         WaveTop customers will be able to select channels of interest for real-time viewing or for viewing at a later time relating to the following categories, among others: "NewsTop", providing current news, sports and weather; "StockTop", delivering business and investment news and data; "KidsTop", supplying games and educational content; "TechTop, transmitting technology news, free software, bug fixes and helpful hints; "FunTop", sending interactive games, music, comics and literature; "FamilyTop", providing resource information for parents and family members; "GuideTop", for an electronic program guide for all WaveTop channels; and "MyTop", for a customized file management service that indicates user download preferences.

         WaveTop will seek content sponsorship from advertisers interested in partially or fully supporting particular channels; content providers such as national news, sports, and entertainment sources who may wish to distribute content to a mass media audience; and on-line services who may want to "push" software and information updates to users without the congestion associated with telephone line delivery. As a result of the larger available bandwidth, advertisers will be able to present significantly larger size advertisements on WaveTop than in a typical Internet advertisement.

         WaveTop's current information providers include: PBS Online, USA Today, The Weather Channel, Universal Press Comics, People, Time, Women's Wire, Prevention's Healthy Ideas, CBS Sportline, BarnesandNoble.com, Fortune, Entertainment Weekly, WSJ.com, ZDNet, Money Online, Quote.com, Music Boulevard, NECX, Sports Illustrated for Kids, Yahoo!, Family PC, Computer Life, UExpress, and others.

         WaveTop has secured advertising commitments from Microsoft, Intel, Hewlett Packard, Barnes and Noble, Lincoln Mercury, Spiegel, Smith Barney, Nissan, Phillips Electronics, EMI Records, ADS Technologies, and Kelloggs, among others, to anchor the launch of the WaveTop service.

         WavePhore's agreement with PBS National Datacast, Inc. enables WaveTop to use the VBI portion of the PBS TV signal to seamlessly transmit data through PBS' 264 member U.S. television stations to a nationwide audience.

         ADDITIONAL RELATED TECHNOLOGIES.

         The Company's various data broadcasting technologies provide low-cost, low-to-high speed, and high-capacity data delivery to home and business locations utilizing the existing world-wide infrastructure through wired or wireless means, including terrestrial broadcast, satellite, microwave, cable and the Internet. The Company's data broadcasting technologies provide complete provider-to-customer solutions for both distribution and reception of PC ready information. The Company's data broadcasting technologies provide the distribution technologies needed for businesses, content providers and broadcasters to distribute information at a fraction of the cost required for conventional methods such as telephone connections. Through the use of the Company's data broadcasting technologies, information can be received, viewed and used on the end-user's PC or on networks of PCs, regardless of the program used to create the data. These data broadcasting technologies may be used to distribute information such as newspapers, magazines, financial information, computer games, music, sports information, entertainment, software, and other services, and any other digital data, regardless of format.

         The National Television Standards Committee ("NTSC") television signal currently utilized by television broadcasters in the U.S. consists of 525 lines, divided into two fields, each with 262-1/2 lines. The first 21 lines of each field are "invisible" and are known as Vertical Blanking Interval or VBI. A television receiver needs lines 1 through 9 to tune each field, which leaves lines 10 to 21 available to transmit information. Line 21 generally is used for closed-captioning services for the hearing impaired. The Company's multi-line VBI products provide speeds of up to 150 Kbps utilizing up to 10 available lines of the VBI. The Company's TVT1/4 in-band technology inserts data into the active portion of the analog video signal (the remaining 504 lines) without interrupting the video and is capable of providing throughput of up to 300 Kbps. The Company's data broadcasting technologies are capable of handling VBI and in-band individually or simultaneously, at a collective throughput of over 450 Kbps. This is the equivalent of approximately 202 MB of data per hour, which is approximately 10 times faster than a 56 Kbps modem.

         The Company's TVT1/4 technology enables high-speed transmission of digital data utilizing television broadcast signals without requiring additional infrastructure investment or spectrum allocation. The data to be transmitted is "embedded" or encoded as a digital bit stream within the active video portion of the TV signal itself, utilizing the Company's encoder at the origination of the TV signal. The data thus becomes an inherent part of the TV signal and maintains its integrity regardless of the method of transmission, whether VHF, UHF, microwave, satellite or cable. The data does not interfere with the TV picture, and is extracted from the TV signal by the Company's decoder. No TV set is needed for data reception, just a television antenna and a decoder which includes a TV tuner. The data stream may then be readily processed by a personal computer or other device.

         The Company has conducted thousands of hours of tests of its TVT1/4 technology on various television stations and on cable television systems, which include satellite, microwave and fiber optic links. In June, 1996, the Federal Communications Commission ("FCC"), acting upon a petition submitted by the Company, ruled that television broadcast licensees may, without prior FCC authorization, use the Company's TVT1/4 technology to broadcast digital data within the video portion of the NTSC television broadcast signal of the type currently transmitted by FCC licensees. The Company has leveraged its expertise gleened from the development of the TVT1/4 technology to exploit the VBI, which has emerged as the currently preferred method of distributing data via TV signals.

         The Company's WaveServer(TM) constitutes the front-end communications component of the Company's advanced point-to-multipoint wireless data broadcasting system. The WaveServer runs under Windows NT and features a true 32-bit, multitasking and multi-threaded architecture. The system allows for the acquisition of data from multiple content sources simultaneously and is capable of managing up to 16 million different services. WaveServer monitors the network and manages the scheduling, packeting, security and addressability functions of the data being transmitted on a simple-to-use Graphical User Interface ("GUI"). WaveServer is transmission method independent and can transmit data via in-band (TVT1/4) and VBI independently or simultaneously on the same video signal. The WaveServer architecture can also support the processing of data for FM side-band and satellite distribution, and will be upwardly compatible with Advanced Television Systems ("ATV") and Digital Satellite Systems ("DSS"). Once processed, the WaveServer presents the data via a high-speed link to a

WaveCoder for distribution on the video signal being used as a carrier.

         The Company's WaveCoder(TM) Encoder inserts data into terrestrial broadcast, satellite, cable or microwave video signals. Data is inserted into the active portion of the video and the Video Blanking Interval at the broadcast site by either an E1000 Encoder (in-band) or an E/B100/200 Encoder (VBI). The E1000 Encoder is based upon the Company's patented method of inserting data into the active portion of the video signal and modulates and mixes the digital data with the baseband video. The E1000 Encoder is compatible with the NTSC video standard and functions with VBI encoded data on the same signal. The E/B100 and E/B200 consist of two major parts: (a) Tektronix VITS-100 or VITS-200 and the Company's piggyback board which adds North American Broadcast Teletext Standard ("NABTS") compliant data insertion capability to the existing functionality of the Tektronix equipment. The multi-line VBI encoders also function as an intelligent data bridge. The Company's multimedia datacasting system does not require any additional bandwidth other than the VBI and/or the active portion of the same video signal.

         The Company's WaveCoder(TM) D1000 and D100/200 Decoders mirror the functions of the Company's Encoders and can be connected to a personal computer through an external device or an internal ISA (EISA) or PCI card. WaveCoder Decoders receive data through an antenna or cable connection via a TV tuner. Data is extracted from the video signal by the Decoders and is managed by the Company's WaveCeiver software. Each WaveCoder Decoder is addressable, allowing data to be sent to designated customers only.

         The Company's WaveCeiver(TM) software handles both VBI and in-band datastreams and is compatible with Microsoft Operating Systems, including DOS, Windows 3.x, Windows 95 and Windows NT. The WaveCeiver software performs forward error correction and reconstructs information in its original format. The software allows users to receive information from several services simultaneously and can run in the background for unattended reception with optional pop-up notification or automatic launching of the associated application. The WaveCeiver Software also insures data security through a dual-key encryption system. A version of the Waveceiver software is contained in the Company's WaveTop client software.

ADDITIONAL STRATEGIC ALLIANCES.

         Pursuant to an October, 1997 agreement between Microsoft and the Company, Microsoft will include the Company's WaveTop software in its Windows(R) 98 operating system. Thus, users of Windows(R) 98 who have PCs equipped with TV Tuner Boards will be able to receive the Company's WaveTop service. Once installed via Microsoft's installation wizard, WaveTop will appear on the Windows(R) 98 desktop.

         Pursuant to a separate October, 1997 agreement between Microsoft and the Company, Microsoft will include the Company's WaveTop service as Active Channel Content for Microsoft's Internet Explorer 4.0.

         As of March 30, 1998, eight TV tuner board manufacturers, 2 TV/PC manufacturers, and one computer chip manufacturer had agreed to bundle the Company's WaveTop software with their products. The Company expects that these relationships will facilitate the distribution of the Company's free WaveTop software and further expand the base of PCs which will be data broadcast enabled.

         Pursuant to May, 1995 and September, 1996 agreements between the Company and Intel, the Company has developed and licensed to Intel certain data broadcasting technology to enable the reception of data transmitted within broadcast television video signals. In addition, Intel and the Company granted to each other certain rights with respect to the sale and distribution of products incorporating such technology. The technology licensed to Intel by the Company is part of the Intercast Standard which allows television broadcasters to transmit data via the VBI to PCs. Intercast-enabled PCs incorporate a software version of the Company's VBI decoder technology which allows users to view TV programs while simultaneously viewing supplemental data, including text, video and graphics, transmitted by broadcasters in a World Wide Web page format. The Company and Intel have also jointly developed a Hardware Developer's Kit for Intel's Intercast Viewer and WavePhore's WaveTop service, which includes jointly developed VBI decoder technology that is used to extract data embedded in the standard television signal. The kit provides OEM PC/board manufacturers and independent hardware vendors with the necessary tools to develop and test products which will support the Intel Intercast technology and WavePhore's data broadcasting technology and services. The Company is an Associate Member of the Intercast Industry Group which was formed by Intel to promote the Intercast Standard.

         In August 1996, the Company licensed certain of its VBI technology to Compaq Computer Corporation. Compaq PCs equipped with this WavePhore technology will be able to receive wireless data broadcasting, including WaveTop.

         The Company expects to develop additional strategic alliances or business relationships with information providers, computer hardware and software developers and manufacturers, sales and marketing partners, television networks, consumer electronic manufacturers, and others. Through such relationships, the Company will seek to develop additional commercial opportunities in the data broadcasting industry, including the deployment of encoders and decoders, applications and device driver software, network operations, electronic commerce, and an enhanced market for the Company's data broadcasting products and services.

         The Company is also seeking to enter into further agreements for foreign commercialization of its products and services. The Company's ability to address markets outside the United States may depend in large part on its ability to enter into collaborative arrangements with third parties. To the extent that the Company enters into collaborative relationships with third parties, whether domestic or foreign, the success of the Company's products and services that are subject to such relationships may depend in large part on the efforts and commitment of such collaborative partners. There can be no assurance that the Company will be able to compete successfully in such international markets. International operations and sales are also subject to a number of political and economic risks, including political instability, currency controls, exchange rate fluctuations, and changes in import/export regulations.

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

         The Company currently holds two FCC licenses for satellite uplinks in Salt Lake City, Utah. The Company's satellite uplink licenses are subject to renewal, and there can be no assurance that such licenses will be renewed upon their expiration. Any such license may be revoked for cause.

         Any changes in or adoption of new FCC regulations applicable to the Company's products and services could have a material adverse affect on such portion of the Company's business which might be dependent thereon. Any future changes in regulations affecting allocation of the spectrum for services which compete with the Company's services could also adversely affect the Company's business, including spectrum allocations by the FCC.

SALES, MARKETING, AND CUSTOMER SUPPORT.

         The Company sells its data broadcasting network services, related hardware products and services through a direct sales force. The Company targets information providers with large numbers of end-users whose data broadcasting characteristics favor the use of the Company's technology. To reach prospective customers, the Company's direct sales force targets senior decision makers for in-person sales presentations and demonstrations using the prospect company's own news and information products. The Company also displays its equipment and demonstrates its network services at industry trade shows. The Company also seeks additional revenue through the expansion of network usage by, and equipment sales to, current customers.

         The Company sells its Newscast Today service through a direct sales force which has significantly expanded following the Company's acquisition of Paracel Online Systems, Inc. in May, 1997. The Company expects that its Newscast Today sales force will continue to expand in 1998 as the Company attempts to capitalize on the rapidly growing market for the electronic delivery of news and information to businesses.

         The Company sells advertising for its advertising-supported WaveTop service through a direct sales force. WaveTop has begun to obtain advertising commitments for the commercial launch of the WaveTop service anticipated in the second quarter of 1998.

         The Company employs customer support personnel in Phoenix, Dallas and Salt Lake City for its respective business units, and field service personnel in New York, Chicago and San Francisco. The Company's support staff provides installation and maintenance services and customer support, and supervises independent field service technicians nationwide.

MANUFACTURING AND SUPPLIERS.

         The Company contracts with outside providers of manufacturing services to complete the lower value-added and capital intensive steps in producing its network equipment. The Company procures the equipment components and ships them to contract manufacturers for final assembly. In addition, the Company customizes, tests, and repairs network products at its Salt Lake City facility. The Company believes that it will be able to obtain components and subassemblies in a timely manner either from its current suppliers or one or more other suppliers to meet present and future orders for its data broadcasting network related equipment. Although certain of such components are available only from a single supplier, the Company has been able to obtain a sufficient quantity of these components to fulfill its orders, and believes that changes in design of the Company's products could be accomplished to eliminate the need for individual sole source components and subassemblies. However, there can be no assurance that extended interruption in the supply of critical sole source components would not result in equipment delays and/or order cancellations which could have a material adverse effect on the Company's business.

         The Company has begun to license TV tuner board manufacturers, computer chip manufacturers, and

OEMs of PC equipment to incorporate the Company's WaveTop technology in their products.

         The Company currently does not intend to directly manufacture other data broadcasting products, but expects to contract with third parties for their manufacture.

PATENTS AND PROPRIETARY RIGHTS.

         The Company relies upon a combination of patent, copyright, trademark and trade secret laws, confidentiality and nondisclosure agreements, and other measures to establish and protect its proprietary rights to its technologies, products, and services. Such protection may not preclude competitors from copying or learning from the Company's technologies, products, and services or from developing similar technologies, products, and services. Also, there can be no assurance as to the range or degree of protection which the Company's existing patents and any future patents which may be issued to the Company will afford, that such patents will provide any competitive advantages for the Company, or that others will not obtain patents similar to any patents issued to the Company. There can be no assurance that any patents issued to the Company will not be challenged by third parties, invalidated, rendered unenforceable, or designed around. Further, there can be no assurance that any pending patent applications or future applications will result in the issuance of any additional patents to the Company. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of inventions in technical or patent literature tends to lag behind actual discoveries, there can be no assurance that others will not obtain patents for technology that the Company's technology will infringe, and that technology would need to be designed around or licensed from the inventor by the Company. No assurance can be given that the Company's technology will not infringe patents or proprietary rights of others, nor that the Company can obtain licenses to use such proprietary rights if necessary. If the Company deems it necessary to license technology to avoid infringement, there can be no assurance that such licenses would be available on terms acceptable to the Company. In addition, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, the laws of certain countries in which the Company's products may be sold or licensed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Any litigation to determine the validity of any third party claims could result in significant expense to the Company, adversely affect operating results, and divert the efforts of the Company's technical and management personnel, whether or not such litigation is resolved in favor of the Company. Although the Company is not aware of any pending or threatened litigation involving such matters as of the date hereof, in the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or obtain licenses to the disputed technology. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially reasonable terms.

         The Company's technologies, products and services also incorporate subject matter that the Company believes is in the public domain and subject matter that is licensed to the Company or that it otherwise believes it has the right to use. There can be no assurance, however, that third parties will not assert patent or other intellectual property infringement claims against the Company with respect to such technologies, products, and services, or other matters. There may be patents and other intellectual property relevant to the Company's technologies, products, and services which are unknown to the Company and which are owned by third parties.

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

WORKING CAPITAL - INVENTORY AND RECEIVABLES.

         As of December 31, 1997, the inventory and accounts receivable portion of working capital totalled approximately $11,648,000.

MAJOR CUSTOMERS.

         In 1997, sales to Reuters America, Inc. amounted to 10% or more of the Company's consolidated revenues for the year ended December 31, 1997.

BACKLOG.

         At December 31, 1997, the Company's backlog was approximately $1.3 million, of which approximately $1.1 million is expected to be shipped in 1998. As of December 31, 1996, the Company had approximately $3.0 million of backlog.

RENEGOTIATION OR TERMINATION OF GOVERNMENT CONTRACTS.

         As of December 31, 1997, no material portion of the Company's business was subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

COMPETITION.

         The Company has aggressive competitors in the data broadcasting and electronic information access, processing, and distribution businesses. The Company's sales and potential profitability will be affected by competition from other businesses, including established firms with greater financial and technical resources and more experience in data and information distribution than the Company. The Company is aware of numerous competitors that provide products and services similar to those offered by the Company, including, among others, (i) the regional Bell operating companies, AP SatNet, and Data Broadcasting Corporation in the data broadcasting business, (ii) dial-up services such as Reed Elsevier, Inc.'s LEXIS/NEXIS(R), NewsEdge Corporation in the electronic information access, processing, and distribution business, and
(iii) Wegener Communications, Comstream Corporation, International Datacasting Corporation, and Scientific-Atlanta, Inc. in the equipment sales business. In addition, with the rapid expansion of the Internet, numerous companies provide access to or deliver similar products via this on-line facility. Additional competitors may enter the market as demand for such products and services expands. The Company's sales and marketing efforts will be critical as the Company continues to face competition in the marketplace. The Company does not offer two-way, interactive communications products or services, and the Company could face a potential competitive disadvantage in the event that two-way services are developed and offered with features and prices more competitive than those of the Company. There can be no assurance that the Company will, in the future, be able to provide the technological enhancements and new products necessary to maintain its competitive position, or have the financial resources to make the required investments in sales, marketing, engineering, and research and development necessary to sustain a competitive position for its products and services. The Company's financial condition and results of operations may be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices to gain or retain market share.

RESEARCH AND DEVELOPMENT.

         As of March 20, 1998, the Company's research, development and engineering staff consisted of 17 full-time employees. The Company also engages consultants on a contract basis to perform research and development. In the three years ended December 31, 1997, 1996 and 1995, the Company incurred approximately $7,440,000, $3,874,000, and $3,812,000, respectively, in research and development expenses.

ENVIRONMENTAL PROTECTION.

         As of December 31, 1997, the Company's business, capital expenditures, earnings and competitive position were not materially affected by compliance with federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, and the Company does not anticipate any material capital expenditures for environmental control facilities in the foreseeable future.

EMPLOYEES.

         As of March 20, 1998, the Company employed approximately 176 full-time and 3 part-time employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

         (d) FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES.

         During the fiscal years ended December 31, 1997, 1996 and 1995, approximately 27%, 19% and 0% of the Company's revenues were from sales to customers outside of the United States. The majority of the exports in 1997 were in Asia and Europe, with sales of $2,547,000 and $ 2,214,000, respectively. The remaining export sales of $ 1,380,000 were primarily in North and South America. While an increasing percentage of the Company's revenues are from exports, all significant operations are based in the U.S. and, accordingly, the Company does not report operating profits or assets by geographic regions.

ITEM 2.  PROPERTIES.

         The Company leases a 13,000 square foot facility in Phoenix, Arizona, which houses the Company's executive offices, its WaveTop business unit, and certain of its engineering facilities. The lease provides for annual rent expense of approximately $216,000 and expires in July, 2001.

         The Company maintains network management, engineering, development, product assembly, and customer service facilities in approximately 30,000 square feet of leased space in Salt Lake City, Utah. The lease provides for annual rent expense of approximately $396,000 and expires in July, 2001.

         The Company leases space in New York City for a Networks field service office and a satellite earth station site. The field service office lease is for approximately 1,000 square feet, with an annual rent expense of approximately $18,500, and expires in January, 2000. The satellite earth station site lease is for approximately 1,000 square feet, with an annual rent expense of approximately $38,400, and expires in October, 1998.

         The Company leases an 1,818 square foot facility in London, England for its European network control center. The lease provides for an annual rent expense of approximately (pound sterling)25,500 and expires in 2002.

         The Company leases a 10,000 square foot facility in Dallas, Texas, in which its Newscast management, operations and customer support facilities are located. The lease provides for an annual rent expense of approximately $130,000 and expires in 2001.

         The Company leases a 7,400 square foot facility in Montreal, Quebec, which houses research, design and software laboratories, and a network management facility. The lease provides for an annual rent expense of approximately $77,000 and expires in March 1999.

         The Company believes that its current facilities are adequate to support the levels of its present operations and that suitable additional or alternative space will be available as needed to accommodate expansion needs.

ITEM 3.  LEGAL PROCEEDINGS.

         As of March 30, 1998, the Company was not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         (a)      MARKET INFORMATION.

         The Company's Common Shares are traded on the Nasdaq National Market under the symbol "WAVO".

         The following table sets forth the range of high and low sales prices for the Company's Common Shares for each quarter during 1996 and 1997, as reported by Nasdaq:

     QUARTER ENDED            HIGH SALES PRICE       LOW SALES PRICE
     -------------            ----------------       ---------------
March 31, 1996                   $ 20.50               $14.625
June 30, 1996                    $14.625               $ 6.875
September 30, 1996               $12.125               $  5.00
December 31, 1996                $ 11.25               $  6.50

March 31, 1997                   $10.875               $  6.50
June 30, 1997                    $ 8.625               $ 5.625
September 30, 1997               $ 13.00               $ 6.750
December 31, 1997                $ 13.00               $  8.50


         (b)      HOLDERS.

          As of March 20, 1998, the Company had approximately 372 holders of record of its Common Shares and believes it has in excess of 12,000 beneficial holders who are participants in security position listings of its Common Shares.

          (c)     DIVIDENDS.

          The Company has not paid any cash dividends on its Common Shares. The Company currently intends to retain all available funds for use in its business and does not anticipate paying any cash dividends on its Common Shares in the foreseeable future.

          The Company's revolving line and equipment line credit agreements with Silicon Valley Bank contain certain financial covenants, which include the prohibition of dividends on Common Shares. In addition, the provisions of the Company's Series A, Series B and Series C Convertible Preferred Stock may limit or prohibit the payment of dividends on its Common Shares in certain circumstances.

          (d)     RECENT SALES OF UNREGISTERED SECURITIES.

          Information regarding the Company's sales of equity securities that were not registered under the Securities Act of 1933, as amended, is contained in the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 1997.

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA(1)             1997            1996            1995            1994            1993            1992
                                          --------        --------        --------        --------        --------        --------

Revenues                                  $ 22,590        $ 19,020        $    813        $     --        $     --        $     --
Cost of Revenues                            12,481          11,226             560              --              --              --
                                          --------        --------        --------        --------        --------        --------
                                            10,109           7,794             253              --              --              --

Operating Expense:
  Research and development                   7,440           3,874           3,812           2,793           2,574           2,326
  Sales and marketing                        9,918           5,758           1,547             656             677             280
  General and adminstrative                  4,902           5,389           2,311             934             823             826
  Amortization                               2,134           1,931              42              --              --              --
  Termination benefits                          --              --              --              --             768              --
  Charge for purchased research
     and development                         6,000              --           8,474              --              --              --
                                          --------        --------        --------        --------        --------        --------
                                            30,394          16,952          16,186           4,383           4,842           3,432

Other (income) expense:
  Interest expense                             239             197              15             359             270             129
  Interest income & other                     (740)           (740)           (492)           (101)             --              --
                                          --------        --------        --------        --------        --------        --------

Net loss                                  $(19,784)       $ (8,615)       $(15,456)       $ (4,641)       $ (5,112)       $ (3,561)
                                          ========        ========        ========        ========        ========        ========

Less:  Preferred stock dividends            (1,708)         (1,693)           (552)             --              --              --
                                          --------        --------        --------        --------        --------        --------

Net loss after preferred stock
  dividends                               $(21,492)       $(10,308)       $(16,008)       $ (4,641)       $ (5,112)       $ (3,561)
                                          ========        ========        ========        ========        ========        ========
Basic and dilutive net loss
   per common share                       $  (1.19)       $  (0.64)       $  (1.52)       $  (0.57)       $  (0.68)       $  (0.35)
                                          ========        ========        ========        ========        ========        ========
Basic and dilutive net loss
   per common share after preferred
stock dividends                           $  (1.29)       $  (0.76)       $  (1.57)       $  (0.57)       $  (0.68)       $  (0.35)
                                          ========        ========        ========        ========        ========        ========

Number of shares used in
     per share calculation                  16,676          13,554          10,195           8,082           7,557          10,034
                                          ========        ========        ========        ========        ========        ========



BALANCE SHEET DATA (1)

Short-term debt, including
     accrued interest                     $  2,232        $  2,258        $  1,197        $     --        $  5,218        $  3,337
Working capital (deficit)                   17,970          15,747          10,999          11,397          (5,124)         (3,498)
Long-term debt (non-current)                    12              98             638              --              --              --
Property and equipment, net                  4,507           2,281           2,014             147             208             252
Total assets                                52,991          41,562          38,258          12,048             647             375
Shareholders' equity
     (deficit)                              45,612          35,854          30,806          11,561          (4,914)          3,270


(1) See Note 2 of the Notes to Consolidated Financial Statements regarding business acquisitions.

No cash dividends have been paid on common stock.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
             AND RESULTS OF OPERATIONS

OVERVIEW

         WavePhore, Inc., including its wholly-owned subsidiaries, WavePhore Canada, Inc., WavePhore Networks, Inc., WavePhore Newscast, Inc., WavePhore WaveTop, Inc., and WavePhore Japan K.K. (collectively the "Company"), is a developer and provider of proprietary products and services for the low cost, high-speed distribution of digital data via the existing worldwide television, radio, satellite and internet infrastructures. Effective January 1, 1996, the Company made the transition from a development stage technology company to a data broadcast delivery and services organization utilizing various unique technologies. The Company had been in the development stage until the end of 1995.

         In January 1995, the Company purchased all the outstanding common stock of BleuMont Telecom, Inc. of Montreal, Canada. Subsequent to the acquisition, BleuMont Telecom, Inc. was renamed WavePhore Canada, Inc. ("WavePhore Canada"). WavePhore Canada is involved in the research, development and marketing of products and services for the transmission of data by television signal. The acquisition was accounted for as a purchase, and, accordingly, the results of WavePhore Canada have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of WavePhore Canada common stock was approximately $1,300,000, consisting of $284,831 in cash (includes direct cost of acquisition) and the issuance of 244,626 shares of the Company's common stock.

         During the second quarter of 1995, the Company entered into an agreement with Intel Corporation ("Intel") whereby it agreed to develop data broadcasting technology for Intel. The agreement provided, among other things, for the Company licensing to Intel certain of the Company's proprietary technologies and Intel granting the Company certain rights with respect to the sale and distribution of products incorporating such technologies. In connection with the agreements, Intel made payments to the Company aggregating $500,000 in cash and agreed to pay other license fees and royalties to the Company.

         In December 1995, the Company purchased all the outstanding common stock of WavePhore Networks, Inc. ("WavePhore Networks"), formerly Mainstream Data, Inc. WavePhore Networks is a provider of proprietary products and services for the distribution of digital data via direct satellite links and local FM broadcast frequencies. The acquisition was accounted for as a purchase and, accordingly, the operating results of WavePhore Networks have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price was approximately $29,400,000, consisting of $20,100,000 in cash and issuance of 747,029 shares of the Company's common stock.

         In connection with a stock purchase agreement entered into in September 1996, the Company issued 500,000 common shares to Intel Corporation for aggregate consideration of $4,000,000. In a separate agreement, Intel is expanding its relationship with the Company with respect to the Company's joint interests of Intercast and the Company's broadcast services. The Company and Intel have also jointly developed a Hardware Developer's Kit for Intel's Intercast Viewer and WavePhore's broadcast services.

         In February 1997, the Company announced the creation of its broadcast PC consumer service, WaveTop(TM), a nationwide broadcast medium for the home PC user. The new broadcast service will deliver news, sports and entertainment programming via existing TV broadcasting signals without the bottleneck of the Internet or tying up of phone lines. In January 1998, WaveTop announced alliances with six leading TV tuner board and two TV/PC manufacturers for its WaveTop broadcast service. Additionally, in a strategic partnership with Microsoft, Inc., WaveTop software and services will be included within the Windows98(TM) operating system. The Company anticipates the WaveTop product will have its first general release in the second quarter of 1998.

         In preparation for providing this consumer service, the Company signed an agreement with PBS National Datacast, Inc. during 1996. Utilizing the Company's technology, information will be sent to the consumer by embedding data into the existing TV broadcast signals of PBS' 264 member stations.

         During 1996, the Company licensed certain software to Compaq Computer Corporation ("Compaq"). The software, when installed in Compaq PCs, will allow the home PC user to receive the Company's broadcast services.

         In May 1997, the Company, through its wholly-owned subsidiary WavePhore Newscast, Inc., purchased substantially all of the assets and assumed certain of the liabilities of Paracel Online Systems, Inc., ("Paracel Online") of Dallas, Texas. The acquired business is engaged in the delivery of customized and aggregated news and other information derived from newspapers, newswires and news magazines, to general business customers worldwide, utilizing proprietary and licensed technology. The business unit achieved a 300% growth in subscribers to its service during 1997. In December 1997, WavePhore Newscast announced its worldwide redistribution and archiving alliance with the British Broadcasting Corporation.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Revenues
         Revenues are derived from Networks services and related equipment sales and Newscast(TM) services. Revenues for the years ended December 31, 1997, 1996 and 1995 were $22,590,000, $19,020,000 and $813,000 respectively. The 19% growth in revenue in the current year is attributed to an 82% increase in Newscast revenues, which partially resulted from the acquisition of Paracel Online in May of 1997. Networks services and equipment sales also increased. Revenue growth from 1995 to 1996 was primarily the result of the WavePhore Networks acquisition.

Cost of Revenues

         Cost of revenues consists primarily of costs associated with transmitting news services to customer sites and costs of computer hardware and software sold to customers. Cost of revenues for the years ended December 31, 1997, 1996 and 1995 were $12,482,000, $11,226,000 and $560,000 respectively. The increase in 1997 from 1996 and 1995 corresponds to the increase of revenues as discussed above. Gross margins were 45% in 1997, 41% in 1996 and 31% in 1995.

Research and Development

         Research and development expenses for the years ended December 31, 1997, 1996 and 1995 were $7,440,000, $3,874,000 and $3,812,000, respectively.
Product development expenses consist primarily of design, testing and support of the Company's existing and developing hardware, software and services. The Company anticipates continuing to make significant expenditures in product development as it develops new and enhanced services and provides services to a growing customer base.

Sales and Marketing

         Sales and marketing expenses for the years ended December 31, 1997, 1996 and 1995 were $9,918,000, $5,758,000 and $1,547,000, respectively. The increase in 1997 relates to increased personnel costs, increased travel, and advertising and promotional costs. Those increases are primarily associated with the Paracel Online acquisition and investments made in anticipation of the launch of the Company's broadcast consumer service, WaveTop. The increase from 1995 to 1996 is associated with the WavePhore Networks acquisition.

General and Administrative

         General and administrative expenses for the years ended December 31, 1997, 1996 and 1995 were $4,902,000, $5,389,000 and $2,311,000, respectively.
The decrease in 1997 as compared to 1996 relates to cost control measures taken by the Company. The increase from 1995 to 1996 relates to various administrative areas as the Company positioned itself to commercialize its technology, the costs of developing strategic partnerships, and also due to the acquisition of WavePhore Canada and WavePhore Networks in late 1995.

Amortization

         The amortization expense of $2,134,000, $1,931,000 and $42,000 for 1997, 1996 and 1995, respectively, corresponds to the increase in intangible assets of acquired businesses, specifically, Paracel Online in 1997 and Networks in December of 1995.

Charge for Purchased Research and Development

         The charge for purchased research and development of $6,000,000 was recorded in connection with the acquisition of Paracel Online. The amount represents research and development of new products and product upgrades that were in process by Paracel Online at the acquisition date. The charge for purchased research and development in 1995 of $ 8,474,000 relates to the portion of the purchase price of WavePhore Canada and WavePhore Networks which was allocated to research and development that was being conducted by the respective companies at the time of purchase.

Interest Expense

         Interest expense for the years ended December 31, 1997, 1996 and 1995 was $239,000, $197,000, and $15,000, respectively. The increase in 1997 is attributed to funds borrowed during 1996 which were outstanding for a full year in 1997. The increase from 1995 to 1996 was due to the debt assumed with the acquisition of WavePhore Networks.

Interest Income

         Interest income for the years ended December 31, 1997, 1996 and 1995 was $740,000, $742,000, and $492,000, respectively. The increase from 1995 to 1996 is due to the increase in cash and cash equivalents resulting from the proceeds of preferred and common share issuances.

Net Operating Loss Carryforwards

         At December 31, 1997, the Company has net operating loss carryforwards of approximately $50,500,000 for federal income tax purposes that expire in years 2004 through 2012, and $31,400,000 for state income tax purposes that expire in years 1997 through 2002. The primary difference between the loss carryforwards for financial reporting and tax purposes relates to the capitalization of start-up costs for income tax purposes. Start-up costs are deductible over a five-year period commencing in 1996, which is the year the Company advanced from the research and development stage into production and sales for federal and state income tax purposes. For financial reporting purposes, a valuation allowance of $22,805,000 has been recognized to offset the Company's deferred tax assets. Certain of the Company's net operating loss carryforwards may be limited based upon change in ownership rules.

LIQUIDITY AND CAPITAL RESOURCES

         During the years ended December 31, 1997, 1996 and 1995, the Company used cash in its operations of $13,407,000, $8,136,000 and $6,446,000, respectively. Cash used in operations amounts are reduced by non-cash charges of depreciation and amortization and the charge for purchased research and development in 1997 and 1995. Cash flows used in investing activities were $11,396,000 in 1997, $2,630,000 in 1996, and $19,372,000 in 1995. In 1997, the
Company used $8,906,000 to purchase Paracel Online, and in 1995 used $20,013,000 to purchase the WavePhore Networks and WavePhore Canada businesses, all net of the cash acquired. During 1997, 1996 and 1995, the Company's capital expenditures totalled $2,385,000, $1,002,000 and $505,000, respectively. In 1996, the Company loaned certain officers $564,000. Those amounts plus accrued interest are currently outstanding. In 1995, the Company received net repayment on 1994 loans to officers of $1,146,000. The Company believes it is in its best interest to provide short term financing to certain officers to enable them to meet their short term obligations. The Company believes that the interest earned on such loans exceeded the interest which the Company could otherwise have earned on such funds.

         The Company received cash from financing activities of $24,563,000 in 1997, $11,614,000 in 1996, and $26,439,000 in 1995. In 1997, the Company
authorized and issued 24,000 shares of Series C Convertible Preferred shares with a stated value of $1,000 per share. Net proceeds were $22,763,000 after placement costs. The Company also received proceeds of $1,094,000 in 1997 from the exercise of Series B preferred stock warrants. In 1996, the Company completed a private placement of Series A and Series B Convertible Preferred shares, each priced at $25 per share which resulted in net proceeds of $ 7,435,000. In 1995, the Company's private placement of Series A Convertible preferred shares priced at $25 per share resulted in net proceeds of $23,383,000, after costs of placement. Additionally, the Company received proceeds of $1,771,000, $2,755,000 and $2,062,000 in 1997, 1996 and 1995,
respectively, from the issuance of common stock relating to the exercise of previously issued warrants and stock options. In connection with a Stock Purchase agreement dated as of September 13, 1996, the Company issued 500,000 common shares to Intel Corporation for aggregate consideration of $4,000,000. The Company purchased $363,000, $2,182,000 and $756,000 of its common stock in 1997, 1996 and 1995, respectively. Additionally, the Company paid cash dividends on its 1994 Cumulative Convertible Preferred shares ("1994 Series Preferred Shares") in 1997, 1996 and 1995 of $552,000, $829,000, and $276,000,
respectively.

         Depending upon the pace of revenue growth during 1998 of the Newscast and WaveTop business units and the level of internal investment necessary to launch the WaveTop service, it is possible the Company will need additional equity funding and/or credit facilities to support operating activities during the second half of 1998. The Company believes that it will be able to generate additional funding for operations and its accelerated internal growth plans, through equity offerings as it has successfully done in the past.

Additionally, the Company currently has credit facilities available totaling $4,000,000.

         The Company will continue to evaluate business acquisitions and the development of strategic partnerships to help accelerate its growth. The pace at which these acquisitions and strategic partnerships occur will have an impact on the capital resources of the Company to the extent they are funded with cash or upon the dilution of existing stockholder interest to the extent they are entered into for equity.

IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

         In June 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is required to adopt the provisions of SFAS No. 131 in fiscal year 1998. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company is evaluating the provisions of SFAS No. 131 and, upon adoption, may report operating segments.

IMPACT OF YEAR 2000

         The Company relies on computer hardware, software and related technology, together with data, in the operation of its business. Such technology and data are used in creating and delivering the Company's products and services, as well as the Company's internal operations, such as billing and accounting. The Company has initiated an enterprise-wide program utilizing a Year 2000 team, including executive officers of the Company, to evaluate the technology and data used in the creation and delivery of its products and services and in its internal operations, to identify Year 2000 issues related thereto, and to develop and implement a plan to handle them. The plan includes resolving any Year 2000 issues that are related to the Company's customers and suppliers. However, there can be no assurances that such third parties will successfully remediate their own Year 2000 issues over which the Company has no control. The Company believes that it will substantially complete the implementation of its Year 2000 plan prior to the commencement of the Year 2000, and that upon substantial completion of such implementation, and assuming that the Company's customers and suppliers successfully remediate their own Year 2000 issues which may affect the Company and over which it has no control, the Company believes that there will be no material impact on its results of operations, liquidity and capital resources.

FORWARD-LOOKING STATEMENTS

         Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and certain other sections of this Annual Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipate", "should", "planned", "estimated" and "potential", among others. These forward-looking statements are based on the Company's reasonable current expectations. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risk and uncertainties that may affect the operations, performance, development and results of the Company include: the complexity and uncertainty regarding the development and implementation of high-technology products and services; market acceptance of new products and services; the introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; changes in the information services and data broadcasting industries and markets; the Company's ability to protect its proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the dependence of the Company's businesses upon a variety of suppliers and vendors; the ability to maintain computer and telecommunications systems essential to its business operations; the integration and assimilation of acquisitions; the need for future additional financing; the risks and uncertainties of expansion into various international markets; the ability to retain key employees; dependence upon strategic alliances or relationships with other parties; volatility in the price of the Company's Common Shares; the adoption of new or change in existing governmental regulations affecting the Company's business; and the Company's ability to complete the implementation of its Year 2000 plan timely.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         Report of Independent Auditors


Board of Directors and Shareholders
WavePhore, Inc.

We have audited the accompanying consolidated balance sheets of WavePhore, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WavePhore, Inc. at December 31, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.

                                                               ERNST & YOUNG LLP


Phoenix, Arizona
January 28, 1998

                                 WavePhore, Inc.
                           Consolidated Balance Sheets


                                                                      DECEMBER 31
                                                                  1997              1996
                                                              -----------       -----------
ASSETS
Current assets:
  Cash and cash equivalents                                   $11,552,646       $11,793,205
  Accounts receivable, less allowance for doubtful
      accounts of $383,000 in 1997 and $636,000 in 1996         8,358,769         3,880,715
  Other receivables                                                26,136            90,374
  Notes receivable from officers, including interest              660,899           604,605
  Inventories                                                   2,906,445         3,342,975
  Prepaid expenses and other                                    1,466,565         1,133,946
                                                              -----------       -----------
Total current assets                                           24,971,460        20,845,820

Notes and other receivables                                            --           129,716
Property and equipment, net                                     4,507,124         2,281,367
Intangible assets of businesses acquired, net                  22,084,017        16,570,338
Deposits and other assets                                       1,428,501         1,734,929

                                                              -----------       -----------

Total assets                                                  $52,991,102       $41,562,170
                                                              ===========       ===========

                                 WavePhore, Inc.
                     Consolidated Balance Sheets (continued)


                                                                                               DECEMBER 31
                                                                                        1997                1996
                                                                                    ------------        ------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                  $    990,926        $  2,126,129
  Deferred revenues                                                                    1,973,186                  --
  Accrued expenses                                                                     1,805,431             675,322
  Bank credit lines                                                                    1,700,000           1,720,731
  Current portion of long-term debt                                                      531,735             537,487
  Other                                                                                       --              39,370
                                                                                    ------------        ------------
Total current liabilities                                                              7,001,278           5,099,039

Long-term debt, less current portion                                                      12,493              97,959
Other                                                                                    364,906             511,475
                                                                                    ------------        ------------
                                                                                         377,399             609,434
Commitments

Shareholders' equity:
  Series 1994 cumulative convertible preferred shares, stated value $11 per share; authorized, issued and outstanding
     501,963 shares                                                                    5,521,593           5,521,593
  Series A and B convertible preferred shares, stated value $25 per share;
     authorized shares 1,908,000 in 1997 and 1996; issued shares 1,462,260 in
     1997 and 1,418,505 in 1996; outstanding shares, 321,118 in 1997
     and 489,151 in 1996                                                               7,276,242          11,149,755
Series C convertible preferred shares, stated value $1,000 per share; authorized and issued, 24,000 shares; outstanding
      shares 23,400 in 1997 and none in 1996                                          22,163,374                  --
  Class A common shares, no par;  authorized 50,000,000
     shares issued, 18,521,196 in 1997 and 16,520,714 in 1996                         80,248,199          66,964,819
  Equity adjustment from foreign currency translation                                     16,958             (22,984)
  Accumulated deficit                                                                (66,312,689)        (44,821,188)
                                                                                    ------------        ------------
                                                                                      48,913,677          38,791,995

Treasury shares, at  cost; 354,500 common shares in 1997 and 303,500
    in 1996                                                                           (3,301,252)         (2,938,298)
                                                                                    ------------        ------------
Total shareholders' equity                                                            45,612,425          35,853,697
                                                                                    ------------        ------------
Total liabilities and shareholders' equity                                          $ 52,991,102        $ 41,562,170
                                                                                    ============        ============

See accompanying notes.

                                 WavePhore, Inc.
                      Consolidated Statements of Operations



                                                                     YEAR ENDED DECEMBER 31
                                                          1997                1996                1995
                                                      ------------        ------------        ------------
Revenues
     Networks services and equipment                  $ 19,509,668        $ 17,324,931        $    813,319
     Newscast services                                   3,080,694           1,695,116                  --
                                                      ------------        ------------        ------------
                                                        22,590,362          19,020,047             813,319
Cost of revenues                                        12,481,549          11,226,118             560,185
                                                      ------------        ------------        ------------
     Gross margin                                       10,108,813           7,793,929             253,134
Operating expenses
     Research and development                            7,440,119           3,874,440           3,811,803
     Sales and marketing                                 9,918,038           5,758,157           1,547,491
     General and administrative                          4,901,527           5,389,117           2,311,457
     Amortization                                        2,134,429           1,931,398              42,100
     Charge for purchased research
          and development                                6,000,000                  --           8,473,679
                                                      ------------        ------------        ------------
                                                        30,394,113          16,953,112          16,186,530

Other (income) expense:
     Interest expense                                      238,997             197,414              14,868
     Interest income                                      (739,891)           (741,947)           (492,163)
                                                      ------------        ------------        ------------
                                                          (500,894)           (544,533)           (477,295)
                                                      ------------        ------------        ------------
Net loss                                              $(19,784,406)       $ (8,614,650)       $(15,456,101)
                                                      ============        ============        ============

Less: Preferred stock dividends                         (1,707,767)         (1,693,527)           (552,160)
                                                      ------------        ------------        ------------

Net loss after preferred stock dividends              $(21,492,173)       $(10,308,177)       $(16,008,261)
                                                      ============        ============        ============

Basic and dilutive net loss per common share          $      (1.19)       $      (0.64)       $      (1.52)
                                                      ============        ============        ============

Basic and dilutive net loss per common
     share after preferred stock dividends            $      (1.29)       $      (0.76)       $      (1.57)
                                                      ============        ============        ============

Number of shares used in per share calculations         16,676,499          13,553,946          10,194,920
                                                      ============        ============        ============

See accompanying notes.

WAVEPHORE, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                           Series 1994
                                                                                            Cumulative
                                                              Class A                       Convertible
                                                            Common Stock                  Preferred Shares
                                                    -----------------------------    ----------------------------
                                                    Shares               Amount         Shares             Amount
                                                    ------------     ------------    ----------------      ------
BALANCES AT DECEMBER 31, 1994                       9,470,656        $ 24,300,858      501,963          $ 5,521,593
Cash proceeds from issuance of
     common shares                                    922,001           2,062,199           --                   --
Common shares issued in purchase
     of business                                      991,655          10,485,067           --                   --
Common shares dividend                                 22,101             243,109           --                   --
Cash proceeds from issuance of
     Series A preferred shares, net
     of share issuance cost of $1,977,000                  --                  --           --                   --
Treasury shares purchased                                  --                  --           --                   --
Cash and accrued dividends on 1994
     preferred stock ($1.10 per share)                     --                  --           --                   --
Loss on foreign currency translation                       --                  --           --                   --
Cash proceeds from issuance of warrants                    --             100,000           --                   --
Net loss                                                   --                  --           --                   --
                                                   ----------          ----------      -------            ---------
BALANCES AT DECEMBER 31, 1995                      11,406,413          37,191,233      501,963            5,521,593

Cash proceeds from issuance of
     Series A preferred shares, net of
     share issuance cost of $645,000                       --                  --           --                   --
Cash proceeds from issuance of
     Series B preferred shares, net of
     share issuance cost of $60,000                        --                  --           --                   --
Cash proceeds from issuance of
     Series A & B preferred shares, net
     of share issuance cost of $705,000
Conversion of Series A & B
     Convertible preferred shares
     to common shares                               3,935,948          21,630,612           --                   --
Common shares dividends paid on
     Series A & B preferred shares                    113,478           1,141,359           --                   --
Cash proceeds from exercise of
     Series B preferred share warrants                     --                  --           --                   --
Cash dividends on 1994 preferred shares                    --                  --           --                   --
Cash proceeds from exercise of
     common share options                             564,875           2,755,396           --                   --
Cash proceeds from issuance of
     common shares, net of issuance
     cost of $54,000                                  500,000           3,946,219           --                   --
Other                                                      --             300,000           --                   --
Treasury shares purchased                                  --                  --           --                   --
Loss on foreign currency translation                       --                  --           --                   --
Net loss                                                   --                  --           --                   --
                                                   ----------          ----------      -------            ---------
BALANCES AT DECEMBER 31, 1996                      16,520,714          66,964,819      501,963            5,521,593

Cash proceeds from issuance of
     Series C preferred shares, net of
     share issuance costs of $1,236,626                    --                  --           --                   --
Conversion of Series A & B
     Convertible preferred shares
     to common shares                               1,032,864           4,967,380           --                   --
Conversion of Series C
     Convertible preferred shares
     to common shares                                  68,203             600,000           --                   --
Common shares dividends paid on
     Series A & B preferred shares                     66,873             532,773           --                   --
Common shares dividends paid on
     Series C preferred shares                         60,138             622,159           --                   --
Cash proceeds from exercise of
     common share warrants                             24,000             205,500           --                   --
Cash proceeds from exercise of
     Series B preferred share warrants                     --                  --           --                   --
Cash dividends on 1994 preferred shares                    --                  --           --                   --
Cash proceeds from exercise of
     common share options                             248,750           1,565,466           --                   --
Common shares issued in purchase
     of a business                                    454,654           4,200,000           --                   --
Other                                                  45,000             590,102           --                   --
Treasury shares purchased                                  --                  --           --                   --
Gain on foreign currency translation                       --                  --           --                   --
Net loss                                                   --                  --           --                   --
                                                   ----------          ----------      -------            ---------
BALANCES AT DECEMBER 31, 1997                      18,521,196          80,248,199      501,963            5,521,593
                                                   ==========          ==========      =======            =========


                                                                                     Series A                   Series B
                                                                                    Convertible               Convertible
                                                       Treasury Shares            Preferred Shares          Preferred Shares
                                                     ------------------          -------------------        -------------------
                                                     Shares      Amount          Shares       Amount        Shares       Amount
                                                     ------      ------          ------       ------        ------       ------
BALANCES AT DECEMBER 31, 1994                            --   $       --             --  $        --            --    $      --
Cash proceeds from issuance of
     common shares                                       --           --             --           --            --           --
Common shares issued in purchase
     of business                                         --           --             --           --            --           --
Common shares dividend                                   --           --             --           --            --           --
Cash proceeds from issuance of
     Series A preferred shares, net
     of share issuance cost of $1,977,000                --           --      1,014,400   23,383,000            --           --
Treasury shares purchased                            99,000     (756,414)            --           --            --           --
Cash and accrued dividends on 1994
     preferred stock ($1.10 per share)                   --           --             --           --            --           --
Loss on foreign currency translation                     --           --             --           --            --           --
Cash proceeds from issuance of warrants                  --           --             --           --            --           --
Net loss                                                 --           --
                                                    -------   ----------        -------    ---------        ------      -------
BALANCES AT DECEMBER 31, 1995                        99,000     (756,414)     1,014,400   23,383,000            --           --

Cash proceeds from issuance of
     Series A preferred shares, net of
     share issuance cost of $645,000                     --           --        293,600    6,694,742            --           --
Cash proceeds from issuance of
     Series B preferred shares, net of
     share issuance cost of $60,000                      --           --             --           --        32,000      740,000
Cash proceeds from issuance of
     Series A & B preferred shares, net
     of share issuance cost of $705,000                                         293,600    6,694,742        32,000      740,000
Conversion of Series A & B
     Convertible preferred shares
     to common shares                                    --           --       (825,349)  19,090,487)     (104,005)  (2,540,125)
Common shares dividends paid on
     Series A & B preferred shares                       --           --             --           --            --           --
Cash proceeds from exercise of
     Series B preferred share warrants                   --           --             --           --        78,505    1,962,625
Cash dividends on 1994 preferred shares                  --           --             --           --            --           --
Cash proceeds from exercise of
     common share options                                --           --             --           --            --           --
Cash proceeds from issuance of
     common shares, net of issuance
     cost of $54,000                                     --           --             --           --            --           --
Other                                                    --           --             --           --            --           --
Treasury shares purchased                           204,500   (2,181,884)            --           --            --           --
Loss on foreign currency translation                     --           --             --           --            --           --
Net loss                                                 --           --             --           --            --           --
                                                    -------   ----------        -------    ---------        ------      -------
BALANCES AT DECEMBER 31, 1996                       303,500   (2,938,298)       482,651   10,987,255         6,500      162,500

Cash proceeds from issuance of
     Series C preferred shares, net of
     share issuance costs of $1,236,626                  --           --
Conversion of Series A & B
     Convertible preferred shares
     to common shares                                    --           --       (175,033)  (4,048,513)      (36,755)    (918,867)
Conversion of Series C
     Convertible preferred shares
     to common shares                                    --           --
Common shares dividends paid on
     Series A & B preferred shares                       --           --
Common shares dividends paid on
     Series C preferred shares                           --           --
Cash proceeds from exercise of
     common share warrants                               --           --
Cash proceeds from exercise of
     Series B preferred share warrants                   --           --                                    43,755    1,093,867
Cash dividends on 1994 preferred shares                  --           --
Cash proceeds from exercise of
     common share options                                --           --
Common shares issued in purchase
     of a business                                       --           --
Other                                                    --           --
Treasury shares purchased                            51,000     (362,954)
Gain on foreign currency translation                     --           --
Net loss                                                 --           --
                                                    -------   ----------        -------    ---------        ------      -------
BALANCES AT DECEMBER 31, 1997                       354,500   (3,301,252)       307,618     6,938,742       13,500      337,500
                                                    =======   ==========        =======     =========       ======      =======


                                                                  Series A&B                          Series C
                                                                 Convertible                         Convertible
                                                               Preferred Shares                    Preferred Shares
                                                     --------------------------               --------------------------
                                                     Shares             Amount                Shares           Amount
                                                     -------           ---------              ------          ----------
BALANCES AT DECEMBER 31, 1994                             --         $        --             $    --          $       --
Cash proceeds from issuance of
     common shares                                        --                  --                  --                  --
Common shares issued in purchase                          --                  --                  --                  --
     of business                                          --                  --                  --                  --
Common shares dividend                                    --                  --                  --                  --
Cash proceeds from issuance of
     Series A preferred shares, net
     of share issuance cost of $1,977,000          1,014,400          23,383,000                  --                  --
Treasury shares purchased                                 --                  --                  --                  --
Cash and accrued dividends on 1994
     preferred stock ($1.10 per share)                    --                  --                  --                  --
Loss on foreign currency translation                      --                  --                  --                  --
Cash proceeds from issuance of warrants                   --                  --                  --                  --
Net loss                                                  --                  --                  --                  --
                                                     -------           ---------              ------          ----------
BALANCES AT DECEMBER 31, 1995                      1,014,400          23,383,000                  --                  --
Cash proceeds from issuance of
     Series A preferred shares, net of
     share issuance cost of $645,000                 293,600           6,694,742                  --                  --
Cash proceeds from issuance of
     Series B preferred shares, net of
     share issuance cost of $60,000                   32,000             740,000                  --                  --
Cash proceeds from issuance of
     Series A & B preferred shares, net
     of share issuance cost of $705,000              325,600           7,434,742                  --                  --
Conversion of Series A & B
     Convertible preferred shares
     to common shares                               (929,354)        (21,630,612)                 --                  --
Common shares dividends paid on
     Series A & B preferred shares                        --                  --                  --                  --
Cash proceeds from exercise of
     Series B preferred share warrants                78,505           1,962,625                  --                  --
Cash dividends on 1994 preferred shares                   --                  --                  --                  --
Cash proceeds from exercise of
     common share options                                 --                  --                  --                  --
Cash proceeds from issuance of                            --                  --                  --                  --
     common shares, net of issuance                       --                  --                  --                  --
     cost of $54,000                                      --                  --                  --                  --
Other                                                     --                  --                  --                  --
Treasury shares purchased                                 --                  --                  --                  --
Loss on foreign currency translation                      --                  --                  --                  --
Net loss                                                  --                  --                  --                  --
                                                     -------           ---------              ------          ----------
BALANCES AT DECEMBER 31, 1996                        489,151          11,149,755                  --                  --

Cash proceeds from issuance of
     Series C preferred shares, net of
     share issuance costs of $1,236,626                   --                  --              24,000          22,763,374
Conversion of Series A & B
     Convertible preferred shares
     to common shares                               (211,788)         (4,967,380)                 --                  --
------------------------------------------------------------------------------------------------------------------------------------

Conversion of Series C
     Convertible preferred shares
     to common shares                                     --                  --                (600)           (600,000)
Common shares dividends paid on
     Series A & B preferred shares                        --                  --                  --                  --
Common shares dividends paid on
     Series C preferred shares                            --                  --                  --                  --
Cash proceeds from exercise of
     common share warrants                                --                  --                  --                  --
Cash proceeds from exercise of
     Series B preferred share warrants                43,755           1,093,867                  --                  --
Cash dividends on 1994 preferred shares                   --                  --                  --                  --
Cash proceeds from exercise of
     common share options                                 --                  --                  --                  --
Common shares issued in purchase
     of a business                                        --                  --                  --                  --
Other                                                     --                  --                  --                  --
Treasury shares purchased                                 --                  --                  --                  --
Gain on foreign currency translation                      --                  --                  --                  --
Net loss                                                  --                  --                  --                  --
                                                     -------           ---------              ------          ----------
BALANCES AT DECEMBER 31, 1997                        321,118           7,276,242              23,400          22,163,374
                                                     =======           =========              ======          ==========


                                                        Foreign
                                                        Currency          Accumulated
                                                      Translation           Deficit             Total
                                                      -----------         -----------          ----------
                                                         Amount              Amount             Amount
                                                      -----------         -----------          ----------
BALANCES AT DECEMBER 31, 1994                        $         --        $(18,261,641)       $ 11,560,810
Cash proceeds from issuance of
     common shares                                             --                  --           2,062,199
Common shares issued in purchase                               --
     of business                                               --                  --          10,485,067
Common shares dividend                                         --            (243,109)                 --
Cash proceeds from issuance of
     Series A preferred shares, net
     of share issuance cost of $1,977,000                      --                  --          23,383,000
Treasury shares purchased                                      --                  --            (756,414)
Cash and accrued dividends on 1994
     preferred stock ($1.10 per share)                         --            (552,160)           (552,160)
Loss on foreign currency translation                      (20,573)                 --             (20,573)
Cash proceeds from issuance of warrants                        --                  --             100,000
Net loss                                              (15,456,101)        (15,456,101)
                                                      -----------         -----------          ----------
BALANCES AT DECEMBER 31, 1995                             (20,573)        (34,513,011)         30,805,828

Cash proceeds from issuance of
     Series A preferred shares, net of
     share issuance cost of $645,000                           --                  --           6,694,742
Cash proceeds from issuance of
     Series B preferred shares, net of
     share issuance cost of $60,000                            --                  --             740,000
Cash proceeds from issuance of
     Series A & B preferred shares, net
     of share issuance cost of $705,000                        --                  --           7,434,742
Conversion of Series A & B
     Convertible preferred shares
     to common shares                                          --                  --                  --
Common shares dividends paid on
     Series A & B preferred shares                             --          (1,141,359)                 --
Cash proceeds from exercise of
     Series B preferred share warrants                         --                  --           1,962,625
Cash dividends on 1994 preferred shares                        --            (552,168)           (552,168)
Cash proceeds from exercise of
     common share options                                      --                  --           2,755,396
Cash proceeds from issuance of                                 --                  --                  --
     common shares, net of issuance                            --                  --                  --
     cost of $54,000                                           --                  --           3,946,219
Other                                                          --                  --             300,000
Treasury shares purchased                                      --                  --          (2,181,884)
Loss on foreign currency translation                       (2,411)                 --              (2,411)
Net loss                                                       --          (8,614,650)         (8,614,650)
                                                      -----------         -----------          ----------
BALANCES AT DECEMBER 31, 1996                             (22,984)        (44,821,188)         35,853,697

Cash proceeds from issuance of
     Series C preferred shares, net of
     share issuance costs of $1,236,626                        --                  --          22,763,374
Conversion of Series A & B
     Convertible preferred shares
     to common shares                                          --                  --                  --
Conversion of Series C
     Convertible preferred shares
     to common shares                                          --                  --                  --
Common shares dividends paid on
     Series A & B preferred shares                             --            (532,773)                 --
Common shares dividends paid on
     Series C preferred shares                                 --            (622,159)                 --
Cash proceeds from exercise of
     common share warrants                                     --                  --             205,500
Cash proceeds from exercise of
     Series B preferred share warrants                         --                  --           1,093,867
Cash dividends on 1994 preferred shares                        --            (552,163)           (552,163)
Cash proceeds from exercise of
     common share options                                      --                  --           1,565,466
Common shares issued in purchase
     of a business                                             --                  --           4,200,000
Other                                                          --                  --             590,102
Treasury shares purchased                                      --                  --            (362,954)
Gain on foreign currency translation                       39,942                  --              39,942
Net loss                                                       --         (19,784,406)        (19,784,406)
                                                      -----------         -----------          ----------
BALANCES AT DECEMBER 31, 1997                              16,958         (66,312,689)         45,612,425
                                                      ===========         ===========          ==========

                                WavePhore, Inc..
                      Consolidated Statements of Cashflows

                                                                                         Year Ended December 31
                                                                              1997                1996                1995
                                                                              ----                ----                ----
OPERATING ACTIVITIES
Net loss                                                                 $(19,784,406)       $ (8,614,650)       $(15,456,101)
Adjustments to reconcile net loss to net cash
             used in operating activities:
                     Depreciation                                           1,334,121           1,049,958             473,299
                     Amortization                                           2,134,429           1,931,398              42,100
                     Gain on disposal of assets                               (55,763)           (106,636)                 --
                     Provision for doubtful accounts                          122,871              63,000                  --
                     Charge for purchased research and development          6,000,000                  --           8,473,679
                     Changes in operating assets and liabilities:
                            Accounts receivable                            (4,369,612)           (506,341)                 --
                            Inventories                                       (63,470)         (1,493,532)             92,110
                            Prepaid expenses and other                         99,708            (564,426)             82,426
                            Notes and other receivables                        73,422                  --                  --
                            Deposits and other assets                         306,428                  --                  --
                            Accounts payable                               (1,212,098)              6,885             (56,088)
                            Deferred revenues                               1,424,299                  --                  --
                            Accrued expenses                                  968,530             138,117             (38,325)
                            Other liabilities                                (385,939)            (39,619)            (59,231)
                                                                         ------------        ------------        ------------
Net cash used in operating activities                                     (13,407,480)         (8,135,846)         (6,446,131)

INVESTING ACTIVITIES
Purchase of property and equipment                                         (2,385,068)         (1,002,290)           (505,070)
Proceeds from sale of property and equipment                                   81,718             136,486                  --
Purchase of businesses, net of cash acquired                               (8,905,634)                 --         (20,013,016)
Increase in deposits                                                               --          (1,200,000)                 --
Notes receivable from officers                                                     --            (563,848)           (669,788)
Repayments on notes receivable from officers                                       --                  --           1,815,544
Other                                                                        (187,366)                 --                  --
                                                                         ------------        ------------        ------------
Net cash used in investing activities                                     (11,396,350)         (2,629,652)        (19,372,330)

FINANCING ACTIVITIES
Issuance of preferred shares                                               25,093,867          10,102,625          25,360,000
Share issuance and placement costs                                         (1,236,626)         (2,736,039)                 --
Issuance of stock purchase warrants                                                --                  --             100,000
Issuance of common shares                                                   1,770,966           6,739,630           2,062,199
Borrowings from bank and other                                              3,045,678           2,683,382             134,574
Payments on notes payable and to bank                                      (3,157,627)         (2,162,514)           (164,988)
Payment of preferred stock dividend                                          (552,163)           (829,264)           (276,080)
Purchase of treasury shares                                                  (362,954)         (2,181,884)           (756,414)
Gain (loss) on foreign currency translation                                    39,942              (2,411)            (20,573)
Issuance of loan receivable                                                        --                  --            (140,924)
Payments from loan receivable                                                      --                  --             140,924
Other                                                                         (77,812)                 --                  --
                                                                         ------------        ------------        ------------
Net cash provided by financing activities                                  24,563,271          11,613,525          26,438,718
                                                                         ------------        ------------        ------------
Net increase (decrease) in cash and cash equivalents                         (240,559)            848,027             620,257
Cash and cash equivalents at beginning of period                           11,793,205          10,945,178          10,324,921
                                                                         ------------        ------------        ------------
Cash and cash equivalents at end of period                               $ 11,552,646        $ 11,793,205        $ 10,945,178
                                                                         ============        ============        ============

Supplemental cash flow information:
                    -Issuance of common shares in connection
                     with purchase of businesses                         $  4,200,000        $         --        $ 10,485,067
                                                                         ============        ============        ============
                    -Issuance of common shares as dividends
                     on preferred stock                                  $  1,154,932        $  1,141,359        $    243,109
                                                                         ============        ============        ============

                    -Dividends accrued on preferred shares               $         --        $         --        $    276,080
                                                                         ============        ============        ============

See accompanying notes.

1.  ACCOUNTING POLICIES

Organization and Business

WavePhore, Inc. is an Indiana corporation formed in November 1990. During 1995, WavePhore, Inc. acquired all of the outstanding common stock of WavePhore Canada, Inc. and WavePhore Networks, Inc. In 1997, the Company purchased all of the assets and assumed certain of the liabilities of Paracel Online Systems, Inc. and formed WavePhore WaveTop, Inc. Reference to "the Company" includes WavePhore, Inc. and all of its wholly-owned subsidiaries.

The Company serves both the business and consumer marketplace and is composed of three business units that enable WavePhore to maintain its leadership role. The Networks unit is a data broadcast provider of flexible high-speed data delivery for news and information providers worldwide. Newscast provides customized information profiles to businesses for enterprise-wide use. WaveTop is a free, advertising-supported, nationwide, data broadcast system, which delivers compelling multimedia content to broadcast ready PCs in the home.

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

Inventories

Inventories, consisting primarily of communication equipment, are stated at the lower of cost or market, cost being determined using primarily the weighted average cost method.

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

         Furniture and equipment                           5 to 7 years
         Computer, lab, and production equipment           5 years
         Leasehold improvements                            5 to 6 years

Intangible Assets of Businesses Acquired

The excess of purchase price over the fair value of net assets acquired is recorded at cost and amortized using the straight-line method over the estimated useful lives, which are as follows:

         Goodwill                              15 years
         Assembled workforce                   15 years
         Customer base                         15 years
         Developed technology                  5-15 years

Intangible assets are reviewed on an ongoing basis by the Company's management based on several factors including, among others, the Company's projection of future operations and their related impact on cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of intangibles to its estimated fair value.

Revenue Recognition

Revenue for network services is recognized upon transmission of data and is based on the number of characters transmitted or the number of sites receiving transmissions. Revenue from product sales is recognized upon shipment and from product rentals over the rental period. Revenue from installation, service, and network support is recognized as the service is provided. Revenue for Newscast services is recognized upon customer receipt of transmitted data and is based upon the number of end users. During 1997 and 1996, export sales represented 27% and 19% of consolidated revenues.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes."

Net Loss Per Share

In February 1997, the FASB issued SFAS No. 128, Earnings Per Share. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Dilutive earnings per share is very similar to the previously reported fully diluted earnings per share. Net loss per share amounts for all periods are not changed from the application of SFAS No. 128 because potential common shares from stock options, warrants and convertible preferred stock are antidilutive for all periods presented and, accordingly are excluded from the net loss per share computations.

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

Fair Values of Financial Instruments

The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of bank credit lines and long-term debt is determined using current applicable interest rates as of the balance sheet date and approximates the carrying value of such debt because the underlying instruments are at variable rates which are repriced frequently.

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

Impact of Recently Issued Accounting Standards

In June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." The Company is required to adopt the provisions of SFAS No. 131 in fiscal year 1998. SFAS No. 131 establishes a new method by which companies will report operating segment information. This method is based on the manner in which management organizes the segments within a company for making operating decisions and assessing performance. The Company is evaluating the provisions of SFAS No. 131 and, upon adoption, may report operating segments.

2.  ACQUISITIONS

In May 1997, the Company, through its wholly-owned subsidiary WavePhore Newscast, Inc., purchased substantially all of the assets and assumed certain of the liabilities of Paracel Online Systems, Inc.

The acquired business is engaged in the delivery of customized and aggregated news and other information derived from newspapers, newswires and news magazines, to general business customers worldwide, utilizing proprietary and licensed technology.

This acquisition was accounted for as a purchase and, accordingly, the operating results of Paracel Online have been included in the consolidated financial statements from the date of acquisition. The aggregated purchase price of $9,000,000 was paid in cash. The purchase agreement also provides for potential contingent payments to be made to Paracel Online in 1998 and 1999, should certain financial performance be met. The purchase price has been allocated to the assets and liabilities of Paracel Online based on their estimated respective fair values. Approximately $6,000,000 of the purchase price was attributed to research and development projects Paracel Online had undertaken and, accordingly, was charged to the Company's operations at the date of acquisition. The excess of the purchase price over the fair value of the tangible net assets acquired, after allocation of purchased research and development, totalled approximately $2,770,000 with $1,200,000 assigned to developed technology, $470,000 to assembled workforce, and $1,100,000 to goodwill. These intangibles are being amortized over fifteen years.

In January 1998, the Company made the 1997 contingent payment to Paracel in the form of 454,654 shares of its common stock, valued at $4,200,000. The value of the stock increased goodwill and will be amortized over 15 years. These shares were considered outstanding at December 31, 1997, as they were issued based on 1997 performance.

In January 1995, the Company purchased all of the outstanding common stock of BleuMont Telecom Inc. of Montreal, Canada. Subsequent to the acquisition, BleuMont Telecom Inc. was renamed WavePhore Canada, Inc. ("WavePhore Canada"). WavePhore Canada is involved in the research, development and marketing of products and services for the transmission of data by television signal. This acquisition was accounted for as a purchase and, accordingly, the operating results of WavePhore Canada have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of the WavePhore Canada common stock was approximately $1,300,000, consisting of $284,831 in cash (includes direct cost of acquisition) and the issuance of 244,626 shares of the Company's common stock. The purchase price has been allocated to the assets and liabilities of WavePhore Canada based on their estimated respective fair values. A portion of the purchase price relates to the research and development projects WavePhore Canada had undertaken, resulting in a charge to the Company's operations of $474,000. The excess of the purchase price over the fair value of the tangible net assets acquired, after allocation of purchased research and development, totalled approximately $630,000 and is recorded as goodwill to be amortized over its useful life of fifteen years. All of the common shares issued in this purchase were restricted and could not be resold for one year from the date of the transaction. Because of this restriction, the Company applied a discount to the closing price of its common shares on the date of issuance for purposes of calculating the total purchase price.

In December 1995, the Company purchased all of the outstanding common stock of Mainstream Data, Inc. Subsequent to the acquisition, Mainstream Data, Inc. was renamed WavePhore Networks, Inc. ("WavePhore Networks"). WavePhore Networks is a provider of proprietary products and services for the distribution of digital data via direct satellite links and local FM broadcast frequencies. This acquisition was accounted for as a purchase and, accordingly, the operating results of WavePhore Networks have been included in the consolidated financial statements from the date of acquisition. The aggregate purchase price of the WavePhore Networks common stock was approximately $29,400,000, consisting of $20,100,000 in cash (includes direct cost of acquisition) and the issuance of 747,029 shares of the Company's common stock. The purchase price has been allocated to the assets and liabilities of WavePhore Networks based on their estimated respective fair values.

Approximately $8,000,000 of the purchase price was attributed to research and development projects WavePhore Networks had undertaken, and accordingly was charged to the Company's operations at the date of acquisition. The excess of the purchase price over the fair value of the tangible net assets acquired, after allocation of purchased research and development, totalled approximately $17,850,000 with $5,100,000 assigned to developed technology, $10,200,000 assigned to customer base, $860,000 assigned to assembled workforce and $1,690,000 assigned to goodwill. These intangibles are being amortized over their estimated useful lives ranging from five to fifteen years. All of the common stock issued in this purchase was restricted and could not be resold for six months from the data of acquisition. Because of this restriction, the Company applied a discount to the closing price of its common stock on the date of issuance for purposes of calculating the total purchase price.

The following unaudited combined pro-forma information reflects the results of the Company's operations for the years ended December, 31, 1997, 1996 and 1995 assuming consummation of the acquisition of Paracel Online had occurred at the beginning of 1997 and 1996 and assuming the acquisitions of WavePhore Canada and WavePhore Networks had occurred at the beginning of 1995.

                                                 In thousands except per share data
                                                 1997            1996            1995
                                                 ----            ----            ----
Revenues                                       $ 23,157        $ 19,755        $ 16,866
Net loss                                       $(20,939)       $(12,329)       $(16,456)
Net loss after preferred stock dividends       $(22,647)       $(14,023)       $(17,008)
Basic and dilutive net loss
     per common share                          $  (1.26)       $   (.91)       $  (1.50)
Basic and dilutive net loss per
     common share after preferred
     stock dividends                           $  (1.36)       $  (1.03)       $  (1.55)

The pro-forma information does not purport to represent what the Company's results of operations would actually have been had the acquisition occurred at the beginning of the period indicated, nor to project the Company's results of operations for any future date or period.

3.  NOTES RECEIVABLE FROM OFFICERS

Notes receivable from officers at December 31, 1997 and 1996 totalled $660,899 and $604,605, including accrued but unpaid interest of $92,478 and $36,183. The notes are unsecured, due on demand, and bear interest at 10% per annum.

                                 WavePhore, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

4. INVENTORIES

Inventories consist of the following at December 31:

                                                 1997                    1996
                                               ----------             ----------
Finished goods                                 $  708,220             $  687,914
Work-in-process                                 1,334,944              1,298,893
Raw materials                                     863,281              1,356,168
                                               ----------             ----------
                                               $2,906,445             $3,342,975
                                               ==========             ==========

5. PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                        1997                1996
                                                     -----------        -----------
Computer, lab and operations equipment               $ 3,681,313        $ 1,691,687
Office furniture and leasehold improvements            1,227,294            701,687
Equipment rented to others                             2,147,764            955,935
                                                     -----------        -----------
                                                       7,056,371          3,349,309
Less accumulated depreciation and amortization        (2,549,247)        (1,067,942)
                                                     -----------        -----------
                                                     $ 4,507,124        $ 2,281,367
                                                     ===========        ===========

6. INTANGIBLE ASSETS OF BUSINESSES ACQUIRED

The excess of purchase price over the fair value of net assets acquired consist of the following at December 31:

                                                 1997                  1996
                                             ------------          ------------
Developed technology                         $  6,708,038          $  5,180,000
Assembled workforce                             1,330,000               860,000
Customer base                                  10,200,000            10,200,000
Goodwill                                        6,871,353             2,321,283
Other                                           1,116,256                16,256
                                             ------------          ------------
                                               26,225,647            18,577,539
Less accumulated amortization                  (4,141,630)           (2,007,201)
                                             ------------          ------------
                                             $ 22,084,017          $ 16,570,338
                                             ============          ============

7. LINE OF CREDIT AND LONG-TERM DEBT

In October 1997, the Company renegotiated a $3,000,000 Revolving Line and a $1,000,000 Equipment Line with a bank. At December 31, 1997, $1,700,000 of the Revolving Line is payable to the bank. Available credit at December 31, 1997 is $1,300,000 and $1,000,000 on the revolving and equipment lines, respectively. The agreements are collateralized by inventories and accounts receivable. Accrued interest payments are due monthly on the agreements. The revolving line bears interest at the Prime Rate plus .75%,

                                 WavePhore, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

9.25% at December 31, 1997. The Equipment Line bears interest at the Prime Rate plus 1%. Outstanding borrowings on the Revolving Line are due on the line's October 1998 maturity. The Company may borrow against the Equipment Line through October 1998. Any amounts outstanding at that date are payable in equal monthly installments ending October, 2001. The Revolving Line and the Equipment Line contain certain financial covenants, including the limitation of preferred stock dividends and the prohibition of common stock dividends.

In connection with the purchase of WavePhore Networks' common stock in 1995, the Company converted a payable to a former shareholder to a long-term note payable. The principal balance of $478,000 plus accrued interest was paid off in January 1998. The interest rate on the note was bank's Prime Rate plus 1%, 9.5% at December 31, 1997 and was unsecured. At December 31, 1997, the Company also has various bank debt arrangements in the amount of $66,300.

Remaining principal payments to be made on long-term debt are $532,000 in 1998, $12,000 in 1999, and none thereafter.

Cash paid for interest was $190,000 in 1997, $173,000 in 1996 and $14,000 in
1995.

8. LEASE COMMITMENTS AND PURCHASE OBLIGATIONS

The Company leases office and warehouse facilities and subchannels of FM radio stations under operating lease arrangements. The following is a schedule of future minimum lease payments:

Years ending
December 31,
1998                                                                 $ 1,834,807
1999                                                                   1,691,522
2000                                                                   1,488,492
2001                                                                     769,847
2002                                                                     294,820
                                                                     -----------
                                                                     $ 6,079,488
                                                                     ===========

Total rent expense for the years ended December 31, 1997, 1996 and 1995 was approximately $2,746,000, $2,343,000 and $713,000 respectively.

The Company has entered into several long-term purchase agreements with certain companies, which require the purchase of minimum satellite uplink capacity and the use of certain TV broadcaster signals. Future minimum purchase commitments are $3,176,000 in 1998, $2,944,000 in 1999, $2,202,000 in 2000, $2,588,000 in
2001 and $2,400,000 in 2002.

                                 WavePhore, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

9. CAPITAL SHARES

The Series 1994 Preferred Shares are held solely by the Company's chief executive officer and are stated at liquidation value and are not entitled to vote. The holder of the Series 1994 Preferred Shares is entitled at any time to convert Series 1994 Preferred Shares into common shares equal to the aggregate value of the Series 1994 Preferred Shares divided by the conversion price, as defined, initially set at $11.00. The Series 1994 Preferred Shares may be redeemed, in whole or in part, by the Company at any time at $11.00 per share, plus any accrued and unpaid dividends.

The holder of the Series 1994 Preferred Shares is entitled to receive, when and as declared by the Company's Board of Directors, cash dividends which are cumulative and cumulate annually at the rate of 10% per share. During 1997, 1996 and 1995, the Board of Directors declared the payment of two semi-annual cash dividends totaling $552,160 each year on the Series 1994 Preferred Shares.

During January 1995, the Company issued 165,000 warrants exercisable into one share of common stock to third parties in connection with the Company's initial public offering. The exercise price is $18.15 per share. The warrants expire in October 1999.

During 1995, the Board of Directors and Shareholders approved the payment of a common share dividend to the former holders of the 10% Cumulative Convertible Preferred shares for the period such preferred shares were outstanding. Accordingly, 22,101 common shares were issued and valued at the initial public offering price of $11.00 per share and totalled $243,109, which approximated the amount of cash dividends otherwise payable.

In December 1995, the Company commenced a private placement of shares of its Series A Convertible Preferred Shares ("Series A Shares") to accredited investors which concluded in January 1996. The Series A Shares have a stated value of $25 per share. The Company received proceeds of $32,700,000 ($25,360,000 in 1995 and $7,340,000 in 1996) relating to the sale of 1,308,000 shares.

During January 1996, the Company completed a placement of shares of its Series B Convertible Preferred Shares ("Series B Shares") to accredited investors. The Series B Shares have a stated value of $25 per share. The Company received proceeds of $800,000 relating to the sale of 32,000 shares. The Company incurred commission and other costs of the offering of $60,000. In connection with the Series B placement, the Company issued 136,600 warrants to purchase the Company's Series B Shares at $25 per share.

Holders of the Series A and B Shares are entitled to receive cumulative dividends at the rate of $1.25 per annum, payable semi-annually on June 30 and December 31 of each year, when and as declared by the Company's Board of Directors, in preference and priority to any payment of any dividend on the Common Shares or any other class or series of shares of the Company. In the event of any liquidation, dissolution or winding up the Company, holders of the Series A and B Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of any other class or series of shares, the amount of $25 per share, plus any cumulated but unpaid dividends (the "Liquidation Preference"). The Series A and B Shares may be redeemed by the Company in whole or in part any time beginning on the first year

                                 WavePhore, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

anniversary after the date of issuance, on at least 30 days notice, at a redemption price equal to the Liquidation Preference. However, the Company may not exercise the right of redemption unless certain events have occurred. At any time more than three months after the date of issuance, each share of the Series A and B Shares may be convertible, at the option of the holder thereof, into such number of Common Shares as is determined by dividing (i) the Liquidation Preference by (ii) the applicable Conversion Price. The conversion provisions are subject to adjustment in certain circumstances. On the third anniversary of the date of issuance of the Series A and B Shares, such shares shall be converted into Common Shares without any action on the part of the holders thereof. Except as otherwise provided by law, the Series A and B Shares have no voting rights. During 1996, the preferred shareholder agreement was amended to revise the conversion price to be the lesser of $21.00 per share or an adjustment to the underlying market price of the common shares at the date of conversion. As of September 1997, the existing preferred shareholders had received a total of 925,200 warrants to purchase the Company's common stock at $7.00 per share in consideration for agreeing not to convert their outstanding preferred shares for a period of twelve months. The warrants expire on December 31, 1998. At December 31, 1997, 901,200 warrants remain outstanding.

During 1997 and 1996, holders of the Company's Series A and Series B Shares were paid dividends of 66,873 and 113,478 shares, respectively, of the Company's Common Shares in accordance with the preferred stock purchase agreement which aggregated $532,773 and $1,141,359, respectively.

During 1997 and 1996, holders of the Company's Series A and Series B Shares converted an aggregate of 175,033 shares in 1997 and 857,349 shares in 1996, exclusive of exercised warrants which were subsequently converted, of convertible preferred shares into 864,628 and 3,576,164 Common Shares, respectively, of the Company.

During 1997 and 1996, certain of the Company's Series B Convertible Preferred warrant holders exercised 43,755 and 78,505 warrants, respectively, at an aggregate exercise price of approximately $1,093,867 and $1,962,625, and subsequently 36,755 and 72,005 preferred shares were converted into 168,236 and 359,784 Common Shares, respectively.

In July 1997, the Company issued 24,000 shares of its Series C Convertible Preferred Shares ("Series C Preferred Shares"). Holders of the Series C Preferred Shares are entitled to receive cumulative dividends at the rate of 6% per annum, payable quarterly in cash or Common Shares, at the option of the Company, when and as declared by the Company's Board of Directors in preference and priority to any payment of any dividend on Common Shares. In the event of any liquidation, dissolution or winding up of the Company, holders of the Series C Preferred Shares are entitled to receive, prior and in preference to any distribution of any assets of the Company to the holders of Common Shares, the amount of $1,000 per share, plus any accrued but unpaid dividends (the "Series C Liquidation Preference"). The Series C Preferred Shares may be redeemed, subject to certain restrictions, at any time beginning on the first anniversary after the date of issuance, at a redemption price equal to 115% of the Stated Value of the Series C Preferred Shares being liquidated. Such redemption price may be paid in cash or Common Shares. The Stated Value of the Series C Preferred Shares is $1,000 per share. However, the Company may not exercise its right of redemption unless the closing sale price of the Common Shares exceeds 150% of the Fixed Conversion Price for any consecutive ten trading days. Commencing three months after the date of issuance of the Series C Preferred Shares, each

                                 WavePhore, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

holder may convert its Series C Preferred Shares into Common Shares, subject to certain limitations and procedures described in the Articles of Amendment. The number of Common Shares that may be acquired upon conversion will equal the Stated Value of the Series C Preferred Shares being converted divided by the applicable Conversion Price. Subsequent to six months from the issuance of the Series C Preferred Shares, the conversion price will be the lesser of: (i) 115% of the average of the closing sale prices of the Company's common shares as reported on the NASDAQ national market on the five trading days immediately prior to but not including the date of issuance, or (ii) a "floating" conversion price equal to the underlying market price of the Common Shares on the date of conversion. On the fifth anniversary of the date of issuance, or July 24, 2002, all Series C Preferred Shares then outstanding will be automatically converted into the number of Common Shares equal to the Stated Value of the Series C Preferred Shares being converted divided by the applicable Conversion Price. In the event of certain Mandatory Redemption Events, all of which are within the control of the Company, each holder of Series C Preferred Shares will have the right to require the Company to redeem those shares for cash at the Mandatory Redemption Price, as defined. The Company's Series A and Series B Preferred Shares are senior to the Series C Preferred Shares. The Company's Series 1994 Cumulative Preferred Shares rank pari passu with the Series C Preferred Shares.

Holders of the Series C Preferred Shares also received warrants to purchase that number of Common Shares equal to 20% of the Stated Value of the Series C Preferred Shares purchased by such holders divided by the exercise price. The exercise price of the warrants is equal to $8.80, which is equal to 115% of the average of the closing sale prices of the Common Shares for the five trading days immediately preceding but not including the date of issuance of the Series C Preferred Shares. Each warrant has a three year term.

In September 1997, the Company issued 100,000 warrants, exercisable into one share of common stock, to a consultant for services to be performed on the Company's behalf. The exercise price is $9.00 and the warrants expire on September 15, 1998.

At December 31, 1997, the Company had 12,535,484 common shares reserved for future issuances related to outstanding stock options, warrants and convertible preferred shares.

10. STOCK OPTIONS

In April 1995, the Company's Board of Directors approved the 1995 Incentive Plan ("1995 Plan"), which was subsequently approved by the Company's stockholders at the 1995 Annual Meeting. The 1995 Plan provides for the grant of non-qualified stock options, incentive stock options, limited stock appreciation rights and other similar incentive awards.

In April 1995, the Company's Board of Directors approved the 1995 Directors' Stock Plan, which was subsequently approved by the Company's shareholders at the 1995 Annual Meeting. The maximum number of common shares of the Company issuable under the Directors' Stock Plan is 300,000, subject to certain adjustments. The 60,000 stock options previously granted under the Directors' Stock Plan were canceled in 1997 and were replaced with the same number of stock options under the terms and conditions of the 1997 Incentive Plan.

                                 WavePhore, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

In February 1997, the Company's Board of Directors approved the 1997 Incentive Plan ("1997 Plan"), which was subsequently approved by the Company's stockholders at the 1997 Annual Meeting. The 1997 Plan provides for the grant of non-qualified stock options, incentive stock options, limited stock appreciation rights and other similar incentive awards and replaced the 1995 Plan and the 1995 Nonemployee Directors' Stock Plan.

The following summarizes stock option activity in 1997, 1996 and 1995:

                                              Number of       Option Price Range  Weighted Average
                                                Shares             Per Share        Exercise Price
                                             ------------        ------------       ------------
Outstanding at December 31, 1994                1,092,500         $ 0.20-7.00       $       .059
  Granted                                         853,250           5.63-7.50               6.36
  Exercised                                      (722,000)          0.20-7.00               2.78
                                             ------------        ------------       ------------
Outstanding at December 31, 1995                1,223,750           0.20-7.50               4.35
  Granted                                       2,198,750          6.25-14.63               7.23
  Forfeited                                       (29,750)         0.20-14.25               9.44
  Exercised                                      (564,875)          0.20-7.50               4.88
                                             ------------        ------------       ------------
Outstanding at December 31, 1996                2,827,875          0.20-14.63               6.42
   Granted                                      2,584,750          6.63-12.13               7.34
   Forfeited                                   (1,316,625)         6.25-14.63               9.02
   Exercised                                     (248,750)          0.20-7.50               6.33
                                             ------------        ------------       ------------
Outstanding at December 31, 1997                 3,847250        $ 0.20-12.13       $       6.62
                                             ============        ============       ============
Exercisable at December 31, 1997                1,966,750         $ 0.20-7.13       $       6.00
                                             ============        ============       ============
Weighted average fair value of options
  granted during 1997                                            $       3.62
                                                                 ------------

In 1995, stock options were granted to three employees of the Company at a price less than fair market value. The Company recorded compensation expense of $300,000 in 1995 which coincided with the stock options vesting period. In 1996, the $300,000 was credited to equity in connection with the exercise of the options.

The following table summarizes information about stock options outstanding at December 31, 1997:

                        --------------------------------------------------
                                     Options Outstanding
                        --------------------------------------------------
                                      Weighted-Average    Weighted-Average
   Range of               Number         Remaining          Exercise
Exercise Prices         Outstanding   Contractual Life        Price
---------------         -----------   ----------------        -----
$0.20 - 6.19               298,000         3.0              $ 0.55
$6.19 - 9.29             3,440,750         4.0              $ 7.03
$9.29 - 12.13              108,500         4.8              $10.30

                                 WavePhore, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

In the third quarter of 1997, the Company's Board of Directors repriced all employee stock options that had an exercise price in excess of the closing market price of the Company's shares on August 7, 1997, which was $7.125. The repriced options retained their original terms and vesting schedules.

For the Stock Option Plans discussed above, the Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123") Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the accompanying financial statements for the stock option plans.

Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1997, 1996 and 1995 consistent with the provisions of SFAS No. 123, the estimated fair value of the options would be amortized to expense over the option's vesting period and the Company's net loss and net loss per basic and dilutive share would have increased to the pro-forma amounts indicated below at December 31, 1997:

                                                 1997                  1996                  1995
                                            --------------        --------------        --------------
Actual
  Net loss                                  $  (19,784,000)       $   (8,615,000)       $  (15,456,000)
                                            --------------        --------------        --------------
Net loss per basic and dilutive
  share                                     $        (1.19)       $        (0.64)       $        (1.52)
                                            --------------        --------------        --------------
Pro forma:
  Net loss                                  $  (28,556,000)       $  (12,800,000)       $  (17,002,000)
                                            --------------        --------------        --------------
Net loss per basic and dilutive share       $        (1.71)       $        (0.94)       $        (1.67)
                                            --------------        --------------        --------------

Pro-forma results disclosed are based on the provisions of SFAS No. 123 using the Black-Scholes option valuation model and are not likely to be representative of the effects on pro forma net income for future years. In addition, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of the traded options and because changes in subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of employee options.

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997, 1996 and 1995:

                                                1997         1996         1995
                                                ----         ----         ----
Dividend yield                                      0%           0%           0%
Expected volatility                             0.669        0.672        0.672
Risk-free interest rate                          5.38%        5.48%        5.48%
Expected lives - in  years                       2.50         2.25         2.25

                                 WavePhore, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

11. INCOME TAXES

At December 31, 1997, the Company has net operating loss carryforwards of approximately $50,500,000 for U.S. federal, $1,500,000 for foreign, and $31,400,000 for state income tax purposes that expire in years 2004 through 2012 for federal income tax purposes and years 1997 through 2002 for state income tax purposes. Utilization of the net operating losses is subject to a substantial annual limitation due to "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. Approximately $13,800,000 of the net operating loss carryforwards resulted from the Company's acquisition of WavePhore Networks. In addition, the net operating losses relating to the acquisition of WavePhore Networks is further limited to future taxable income of that subsidiary. At December 31, 1997, the Company also has research and development credits available totaling approximately $545,000 which begin to expire in 2004.

After applying purchase accounting for the 1995 WavePhore Networks acquisition, the Company increased deferred tax assets by approximately $6,500,000 (principally relating to operating losses and stock option tax benefit) and deferred tax liabilities by approximately $6,500,000 (relating to acquired identifiable intangibles with no tax basis).

For financial reporting purposes, a valuation allowance of $22,805,000 has been recognized to offset a portion of the Company's deferred tax assets. That valuation allowance was increased by $6,306,000, $4,987,000 and $4,007,000 during the years ended December 31, 1997, 1996, and 1995, respectively, as a result of increased deferred tax assets created principally by the operating losses, capitalized startup costs, and stock option exercises.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                             DECEMBER 31
                                                      1997                1996
                                                  ------------        ------------
Deferred tax assets:
  Capitalized start-up costs                      $  5,571,000        $  7,384,000
  Net operating loss carryforwards                  19,024,000          13,478,000
  Research and development credits                     545,000             831,000
  Valuation allowances                                 211,000             322,000
  Amortization of intangibles                        2,136,000              98,000
  Other                                                376,000             147,000
                                                  ------------        ------------
Total deferred tax assets                           27,863,000          22,260,000
Valuation allowance for deferred tax assets        (22,805,000)        (16,499,000)
                                                  ------------        ------------
Net deferred taxes                                   5,058,000           5,761,000
Deferred tax liabilities:
  Intangible assets                                 (5,058,000)         (5,761,000)
                                                  ------------        ------------
Net deferred taxes                                $         --        $         --
                                                  ============        ============

                                 WavePhore, Inc.
             Notes to Consolidated Financial Statements (continued)
                                December 31, 1997

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates is a difference equal to the federal statutory rate given that the annual losses resulted in no tax benefits.

12. SAVINGS PLAN

The Company maintains a savings plan covering all qualified employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company matches 25% of employee contributions up to the first 10% of eligible employee compensation. Contributions to the savings plan during the year ended December 31, 1997 and 1996 were $130,241 and $45,360, respectively.

13. SIGNIFICANT CUSTOMERS

The Company had the following customers with sales in excess of ten percent of total revenues:

                           Year Ended December 31
Customer                1997                         1996
-------------------------------------------------------------
   A                $ 2,760,000                   $ 2,202,000

   B                          *                     2,230,000

   C                          *                     2,280,000

* No less than 10% of total revenues

No single customer accounted for more than ten percent of total revenues in 1995

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

         Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

         The directors and executive officers of the Company and their ages as of the date of this Report are as follows:

          NAME                              AGE                           POSITION
David E. Deeds                              56       Chairman of the Board, Chief Executive Officer and President
R. Glenn Williamson                         41       Executive Vice President, Chief Operating Officer and Director
Kenneth D. Swenson                          48       Executive Vice President, Chief Financial Officer, Treasurer
                                                     and Director
Douglas J. Reich                            54       Senior Vice President, General Counsel and Secretary
C. Roland Haden, Ph.D.(1), (2)              57       Director
Glenn Scolnik (2)                           46       Director
J. Robert Collins, Ph.D. (1)                56       Director

---------------------------------

(1)      Member of Audit Committee.

(2)      Member of Compensation/Incentive Plan Committee.

         DAVID E. DEEDS has been Chairman of the Board, Chief Executive Officer and President of the Company since February, 1990. He is also Chairman of the Board of Directors and Chief Executive Officer of WavePhore Networks, Inc., WavePhore Newscast, Inc., WavePhore WaveTop, Inc., and WavePhore Canada, Inc. Mr. Deeds was co-founder of Conseco, Inc. ("Conseco"), a New York Stock Exchange listed financial services holding company, and was President, co-Chief Executive Officer and a Director of Conseco from 1979 until retiring in 1988. Mr. Deeds has over 28 years of executive level experience in management and finance of companies.

         R. GLENN WILLIAMSON has been Executive Vice President and Chief Operating Officer of the Company since April, 1995, and a Director of the Company since March, 1993. He is also a director of WavePhore Networks, Inc., WavePhore Newscast, Inc. and WavePhore WaveTop, Inc., and President of WavePhore Canada, Inc.. He was Secretary of the Company from March, 1993 to July, 1996, and its Treasurer from March, 1993 to April, 1995. He was a consultant to the Company from March, 1992 to March, 1993. From 1988 to 1992, Mr. Williamson was Chairman and Chief Executive Officer of Interactive Media Technologies, Inc. ("IMT"), a multimedia hardware company. From 1987 to 1988 and from 1990 to 1991, Mr. Williamson was also President of IMT.

         KENNETH D. SWENSON has been Executive Vice President and Director of the Company since December, 1996 and its Chief Financial Officer and Treasurer since April, 1995. He is also Treasurer of WavePhore Networks, Inc., WavePhore Newscast, Inc., WavePhore WaveTop, Inc. and WavePhore Canada, Inc. Mr. Swenson, a CPA, was a partner with Ernst & Young LLP, an international professional services firm, from 1983 to 1995, with responsibilities including coordination of audit, tax and business consulting services. Mr. Swenson received a B.B.A. degree in accounting from the University of Notre Dame.

         DOUGLAS J. REICH has been Senior Vice President of the Company since December, 1996, and General Counsel and Secretary of the Company since July, 1996. He is also Secretary of WavePhore Networks, Inc., WavePhore Newscast, Inc., WavePhore WaveTop, Inc. and WavePhore Canada, Inc.. Mr. Reich, an attorney, was a shareholder in the law firm of Krys Boyle Golz Reich Freedman and Scott, P.C. from 1986 to June, 1996. Mr. Reich received a B.S. degree in Economics and a Juris Doctor degree from the University of Wisconsin - Madison.

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

         GLENN SCOLNIK has been a director of the Company since October, 1995. Mr. Scolnik has been President of Hammond, Kennedy, Whitney & Company, Inc. ("HKW"), a private capital firm located in New York, Chicago and Indianapolis, since January 1998, and has been a Managing Director of HKW since 1993. He is responsible for all HKW operations and acquisitions, and works in HKW's offices in Indianapolis, Indiana. He was a merger and acquisitions attorney with the law firm of Sommer & Barnard, P.C., Indianapolis, Indiana, from 1978 to 1993. Mr. Scolnik is also a director of Control Devices, Inc. (automotive parts manufacturer).

         J. ROBERT COLLINS, PH.D. has been a director of the Company since October, 1995. Mr. Collins has been Corporate Vice President, Strategic Planning and Development, of E-Systems, Inc., a Raytheon Company (defense systems), Dallas, Texas, since 1993. Prior thereto, he held the following positions with E-Systems, Inc.: Vice President, Business Development, from 1991 to 1993; Product Line Vice President from 1985 to 1991; Program Director, Program Manager and System Engineer, from 1978 to 1985.

         All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

         SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with the copies of all Section 16(a) forms they file. Based solely on review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that Bruce B. Cross, David E. Deeds, Patrick Gilbert, Douglas J. Reich, Kenneth D. Swenson and R. Glenn Williamson each inadvertently filed one Form 4 late, regarding the granting of an employee stock option in December, 1996.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and the four most highly compensated Executive Officers other than the CEO (collectively, the "Named Executive Officers") for all services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1997, 1996 and 1995.

                          SUMMARY COMPENSATION TABLE(1)

                                                                                               Long - Term
                                                                                              Compensation
                                                             Annual Compensation               Awards
                                                     --------------------------------------   ---------
           Name and                                                               Other        Securities         All
          Principal                                                              Annual        Underlying        Other
           Position                      Year         Salary        Bonus      Compensation   Options/SARs(2)   Compensation(3)
-------------------------------        --------      --------      --------      --------      --------          --------
David E. Deeds
  Chief Executive Officer                  1997      $290,000          $0        $  7,180(4)          0            $1,534
                                           1996             0           0           7,832(4)    200,000                 0
                                           1995             0           0           3,913(4)          0                 0
R. Glenn Williamson
  Executive Vice President and             1997      $220,000          $0        $      0       200,000(8)         $1,483
  Chief Operating Officer                  1996       150,000           0               0       100,000                 0
                                           1995       102,000           0               0       100,000                 0
Kenneth D. Swenson
  Executive Vice President, Chief          1997      $200,000          $0        $      0        75,000(9)         $2,212
  Financial Officer and Treasurer          1996       125,000           0               0       125,000                 0
                                           1995        75,000(5)        0               0       100,000                 0
Bruce B. Cross(6)
   Former Executive Vice                   1997      $175,000          $0        $      0       162,500(10)        $2,317
   President                               1996        92,000           0               0       100,000                 0
                                           1995        92,000           0               0        37,500                 0
Douglas J. Reich
  Senior Vice President, General           1997      $150,000          $0        $      0       122,000(11)        $2,087
  Counsel and Secretary                    1996        67,500(7)        0               0       150,000                 0
                                           1995             0           0               0             0                 0

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

(3) Amounts shown represent the Company's contribution to the Amended WavePhore, Inc. Profit Sharing Plan and Trust ("401(k) Plan").

(4) This amount represents lease fees paid by the Company for a car used by Mr. Deeds for business purposes.

(5) Mr. Swenson became an employee of the Company on April 3, 1995. His annual compensation for 1995 was $100,000.

(6) Mr. Cross was an Executive Vice President of the Company until September 3, 1997 when he became President of WavePhore WaveTop, Inc.

(7) Mr. Reich became an employee of the Company on July 1, 1996. His annual compensation for 1996 was $135,000.

(8)      Includes 100,000 shares underlying a repriced 1995 option grant.

(9)      Includes 25,000 shares underlying a repriced 1995 option grant.

(10)     Includes 37,500 shares underlying a repriced 1995 option grant.

(11) Includes 12,000 shares underlying a repriced 1995 option grant and 100,000 shares underlying a repriced 1996 option grant.

                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                           INDIVIDUAL GRANTS

                            Number of      Percentage of
                           Securities    Total Options/SARs
                           Underlying        Granted to     Exercise
                           Options/SARs     Employees in      Price           Expiration         Grant Date
     Name                   Granted(1)       Fiscal 1997    (per share)          Date          Present Value(2)
David E. Deeds                   0                 0              --                     --             --
R. Glenn Williamson        100,000(3)            3.9%         $7.320          March 5, 2003       $343,000
                           100,000(4)            3.9%         $7.125         April 24, 2000       $334,000
Kenneth D. Swenson          50,000(3)            1.9%         $7.320          March 5, 2003       $171,500
                            25,000(4)            1.0%         $7.125       January 23, 2001       $ 83,500
Bruce B. Cross             125,000(3)            4.8%         $7.320          March 5, 2003       $428,750
                            37,500(4)            1.5%         $7.125         April 24, 2000       $125,250
Douglas J. Reich            10,000(3)            0.4%         $7.320          March 5, 2003       $ 34,300
                           100,000(4)            3.9%         $7.125         April 22, 2001       $334,000
                            12,000(4)            0.5%         $7.125         April 24, 2000       $ 40,080

(1) Amounts shown represent the number of non-qualified stock options, without tandem stock appreciation rights ("SARs"), granted in 1997. Payment must be made in full upon exercise in cash or, with the consent of the Compensation/Incentive Plan Committee, in Common Shares of the Company. With the consent of the Compensation/Incentive Plan Committee, the option holder may elect to have Common Shares issuable upon exercise of options withheld by the Company to pay withholding taxes due.

(2) Grant date present value is based on the Black-Scholes option valuation model. The estimated values under the model are based on arbitrary assumptions as to variables such as stock price volatility, projected future dividend yield and interest rates. The estimated values use the following significant assumptions: volatility was .67; dividend yield equals 0%; risk-free interest rates (yield to maturity of 5 year treasury note at grant date) range from 6.1% to 6.2%. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated using the Black-Scholes model.

(3)      This option is presently exercisable.

(4) This presently exercisable option was granted in a prior year and repriced in 1997.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END
OPTION VALUES

                                                                    Number of Securities
                                                                   Underlying Unexercised                Value of Unexercised
                                                                        Options/SARs at                In-the-Money Options/SARs
                              Shares Acquired      Value               Fiscal Year End(1)                at Fiscal Year End
     Name                      on Exercise        Realized      Exercisable      Unexercisable       Exercisable     Unexercisable
David E. Deeds                      0                 0           200,000                 0          $500,000                 0
R. Glenn Williamson                 0                 0           200,000           100,000          $475,000          $205,500
Kenneth D. Swenson                  0                 0           225,000            50,000          $531,250          $102,750
Bruce B. Cross                      0                 0           137,500           125,000          $334,375          $256,875
Douglas J. Reich                    0                 0           162,000            10,000          $377,000          $ 20,550

(1)      No SARs were outstanding at December 31, 1997.

         COMPENSATION OF DIRECTORS.

         The Company pays each non-employee director an annual retainer of $10,000, plus $1,000 per Board meeting and $750 per Board Committee meeting held on a date separate from a Board meeting. The Company also reimburses directors for their expenses incurred in attending board meetings. Pursuant to the 1995 Nonemployee Director Stock Plan, nonemployee directors of the Company are each granted an option immediately following each annual meeting of shareholders of the Company which option may be exercised to purchase 10,000 Common Shares of the Company, at a purchase price equal to 100% of the market price of such shares on the date of grant. Such stock options are exercisable for a five year period commencing six months after the date of grant. In accordance with the provisions of such Plan, on May 2, 1997 C. Roland Haden, Glenn Scolnik and J. Robert Collins each were granted an option to purchase 10,000 Common Shares of the Company exercisable at the price of $7.45 per share during the period commencing on November 2, 1997 and expiring on November 2, 2002. On August 8, 1997, Messrs. Haden, Scolnik and Collins each surrendered to the Corporation Non-Employee Director Stock Options to purchase a total of 30,000 Common Shares of the Company at exercise prices ranging from $7.45 to $15.48 per share, and were each issued new Non-Qualified Stock Options to purchase 30,000 Common Shares at the exercise price of $7.125 per share during the period commencing on August 8, 1997 and expiring on August 8, 2002. In addition, each such person was granted an additional option to purchase 20,000 Common Shares of the Company exercisable at the price of $7.125 per share during the period commencing on February 8, 1998 and expiring on February 8, 2003.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Shares, as of March 20, 1998, of
(i) each person known by the Company to beneficially own 5% or more of the outstanding Common Shares, (ii) each current director and nominee for director of the Company, (iii) each Named Executive Officer of the Company and (iv) all current directors and executive officers as a group. Such information is based upon information furnished by each such person and is correct to the best knowledge of the Company. In certain cases, shares required under rules of the Securities and Exchange Commission to be shown as beneficially owned are shares as to which the indicated person holds only rights to acquire within 60 days through the exercise of stock options or otherwise. Unless otherwise stated, the indicated persons have sole voting and investment power with respect to the shares listed. Except as otherwise indicated below, the address for each holder of more than 5% of the Company's outstanding Common Shares is the principal office of the Company. The indicated percentages are based upon the number of Common Shares of the Company outstanding as of March 20, 1998, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within 60 days of such date.

                                                  NUMBER                   PERCENT
     NAME                                        OF SHARES                  OWNED
David E. Deeds                                  5,004,861(1)               26.4%
R. Glenn Williamson                               572,500(2)                3.1%
Kenneth D. Swenson                                275,200(3)                1.5%
Bruce B. Cross                                    357,000(4)                1.9%
Douglas J. Reich                                  172,000(5)                0.9%
C. Roland Haden                                   100,000(6)                0.5%
Glenn Scolnik                                      75,000(6)                0.4%
J. Robert Collins                                  50,000(6)                0.3%

All Officers and Directors
  as a group (8 persons)                        6,606,561(7)               32.5%

----------

(1) Includes 501,963 Common Shares issuable upon conversion of Series 1994 Preferred Shares and options to purchase 200,000 Common Shares.

(2)      Includes options to purchase 300,000 Common Shares.

(3)      Includes options to purchase 275,000 Common Shares.

(4)      Includes options to purchase 262,500 Common Shares.

(5)      Includes options to purchase 172,000 Common Shares.

(6)      Includes options to purchase 50,000 Common Shares.

(7) Includes options to purchase a total of 1,359,500 Common Shares and 501,963 Common Shares issuable upon conversion of Series 1994 Preferred Shares.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

         David E. Deeds, the Company's Chairman, Chief Executive Officer and President, owns 501,963 shares of the Company's Series 1994 Preferred Shares. The Series 1994 Preferred Shares have a stated value of $11.00 per share and are convertible at any time into Common Shares equal to the aggregate value of the Series 1994 Preferred Shares divided by the conversion price, as defined, which was initially set at $11.00 per share and is subject to adjustment in certain circumstances. The Series 1994 Preferred Shares are non-voting and accrue cumulative dividends at the rate of 10% per annum, payable when, as and if declared by the Board of Directors of the Company. The Company's Board of Directors approved the declaration of a 10% per annum cash dividend upon the Series 1994 Preferred Shares, payable as of April 28, 1996 and 1997 and October 28, 1996 and 1997. Pursuant to such dividend declarations, the Company paid or accrued a total of $552,160 in dividends on Mr. Deeds' Series 1994 Preferred Shares during each of the fiscal years ended December 31, 1997 and 1996.

         During 1996, the Company loaned an aggregate of $103,000 to Patrick Gilbert, a former Vice President of the Company and currently Senior Vice President of WavePhore WaveTop, Inc., pursuant to promissory notes bearing interest at 10% per annum. The total unpaid principal and accrued interest balance of such notes was $119,397 at December 31, 1997.

         During 1995 and 1996, the Company loaned an aggregate of $461,000 to R. Glenn Williamson, Executive Vice President, Chief Operating Officer and Director, pursuant to promissory notes bearing interest at 10% per annum. The total unpaid principal and accrued interest balance of such notes was $537,564 at December 31, 1997.

         The Company believes it is in its best interests to assist the above named officers in meeting certain short-term financial obligations by making such loans. The Company believes that the interest which the Company earned on such loans to its officers exceeded the interest which the Company could otherwise have earned on such funds.

         In January, 1995, the Company purchased all of the outstanding common stock of WavePhore Canada, Inc. (formerly BleuMont Telecom Inc.) for restricted Common Shares of the Company and cash. Pursuant to the terms of such acquisition, Jean-Etienne Gaudreau and Patrick Gilbert, each of whom was then appointed a Vice President of the Company, entered into employment agreements with the Company in which the Company agreed, among other things, to pay each such person a cash bonus equal to 1% of the Company's consolidated annual sales revenue, as defined, for each year. The total cumulative cash bonus payable to each such person could not exceed $800,000. On March 4, 1997, the Company and such persons amended their respective employment agreement, effective as of December 31, 1996, to delete the cash bonus provision in consideration of the granting to each such person of a stock option pursuant to the 1995 Incentive Plan to purchase 75,000 Common Shares of the Company exercisable at the purchase price of $6.875 per share during the period commencing on December 31, 1996 and expiring on December 31, 2001. The terms and conditions of the options granted to such persons, including the exercise price thereof, were determined as a result of negotiations with the Company. On December 31, 1996, the date of grant of such options, the closing price of the Company's Common Shares on the Nasdaq National Market was $6.875 per share. On October 8, 1997, Mr. Gaudreau exercised part of his option to purchase 33,000 Common Shares. The closing price of the Company's Common Shares on the Nasdaq National Market on October 8, 1997 was $11.875 per share.

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

         Report of Independent Auditors on Consolidated Financial Statements.

         Consolidated Financial Statements:

                  Consolidated Balance Sheets at December 31, 1997 and 1996.

                  Consolidated Statements of Operations - Years Ended December 31, 1997, 1996 and 1995.

                  Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1997, 1996, 1995.

                  Consolidated Statements of Cash Flows - Years Ended December 31, 1997, 1996 and 1995.

                  Notes to Consolidated Financial Statements.

                  (2)      CONSOLIDATED FINANCIAL STATEMENT SCHEDULES.

                  All schedules are omitted because they are not applicable or the required information is shown in the consolidated financial statements or notes thereto.

                  (3)      EXHIBITS.

                  3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 4 to the Company's Form 10-Q for the Quarter ended September 30, 1994)

                  3.1.1 Articles of Amendment to the Company's Articles of Incorporation, effective December 27, 1995 (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated December 27, 1995)

                  3.1.2 Articles of Amendment to the Company's Articles of Incorporation, dated February 7, 1996 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement No. 333-1198 on Form S-3)

                  3.1.3 Articles of Amendment to the Company's Articles of Incorporation dated July 23, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 1, 1997)

                  3.2 Restated Code of By-laws of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-80343)

                  4.1 Specimen of Common Share stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-79316)

                  4.2 Article III of the Restated and Amended Articles of Incorporation of the Company (included in Exhibits 3.1, 3.1.1, 3.1.2 and 3.1.3)

                  4.3      Restated Code of By-laws of the Company (included in
                           Exhibit 3.2)

                  10.1 1994 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-79316)

                  10.2     1995 Incentive Plan (incorporated by reference to
                           Exhibit 4.3 to the Company's Registration Statement No. 33-80343)

                  10.3 1995 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-80343)

                  10.4     1997 Incentive Plan (incorporated by reference to
                           Exhibit 10.1 the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

                  10.5 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                           1997)

                  10.6 Demand promissory notes from R. Glenn Williamson to the Company, dated December 31, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

                  10.7 Demand promissory notes from Patrick Gilbert to the Company, dated December 31, 1996 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

                  10.8 Data Delivery Network Agreement between the Company and National Datacast, Inc., dated October 15, 1996 (confidential treatment requested as to part)

                  21.1     Subsidiaries of the Company

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

                                        WAVEPHORE, INC.

Date:  March 30, 1998                   By   /s/ David E. Deeds
                                             ------------------
                                             David E. Deeds, Chairman, Chief
                                             Executive Officer and President

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           SIGNATURE                                   TITLE                                           DATE
/s/ David E. Deeds                          Chairman of the Board, Chief                         March 30, 1998
---------------------------                 Executive Officer and President
   David E. Deeds                           (Principal Executive Officer)

/s/ R. Glenn Williamson                     Executive Vice President, Chief                      March 30, 1998
---------------------------                 Operating Officer and Director
   R. Glenn Williamson

/s/  Kenneth D. Swenson                     Executive Vice President, Chief                      March 30, 1998
---------------------------                 Financial Officer, Treasurer
   Kenneth D. Swenson                       (Principal Financial Officer and
                                            Principal Accounting Officer) and
                                            Director

/s/  C. Roland Haden                        Director                                             March 30, 1998
---------------------------
   C. Roland Haden

/s/ Glenn Scolnik                           Director                                             March 30, 1998
---------------------------
   Glenn Scolnik

/s J. Robert Collins                        Director                                             March 30, 1998
---------------------------
   J. Robert Collins

                                     EXHIBIT INDEX

                  3.1 Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 4 to the Company's Form 10-Q for the Quarter ended September 30, 1994)

                  3.1.1 Articles of Amendment to the Company's Articles of Incorporation, effective December 27, 1995 (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K dated December 27, 1995)

                  3.1.2 Articles of Amendment to the Company's Articles of Incorporation, dated February 7, 1996 (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement No. 333-1198 on Form S-3)

                  3.1.3 Articles of Amendment to the Company's Articles of Incorporation dated July 23, 1997 (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on August 1, 1997)

                  3.2 Restated Code of By-laws of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-80343)

                  4.1 Specimen of Common Share stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-79316)

                  4.2 Article III of the Restated and Amended Articles of Incorporation of the Company (included in Exhibits 3.1, 3.1.1, 3.1.2 and 3.1.3)

                  4.3      Restated Code of By-laws of the Company (included in
                           Exhibit 3.2)

                  10.1 1994 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-79316)

                  10.2     1995 Incentive Plan (incorporated by reference to
                           Exhibit 4.3 to the Company's Registration Statement No. 33-80343)

                  10.3 1995 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-80343)

                  10.4     1997 Incentive Plan (incorporated by reference to
                           Exhibit 10.1 the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

                  10.5 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                           1997)

                  10.6 Demand promissory notes from R. Glenn Williamson to the Company, dated December 31, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

                  10.7 Demand promissory notes from Patrick Gilbert to the Company, dated December 31, 1996 (incorporated by reference to Exhibit 10.5 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

                  10.8 Data Delivery Network Agreement between the Company and National Datacast, Inc., dated October 15, 1996 (confidential treatment requested as to part)

                  21.1     Subsidiaries of the Company

                  23.1     Consent of Ernst & Young LLP

                  27       Financial Data Schedule