Form 10-Q
period 1998-03-31
WAVEPHORE INC
filed 1998-05-14
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998.



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

Yes  /X/       No / /

The number of shares outstanding of the issuer's common stock, as of April 28, 1998:

                COMMON SHARES, NO PAR VALUE: 20,378,132 SHARES

                                 WAVEPHORE, INC.


                                      INDEX

                                                                         Page
                                                                         ----
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  March 31, 1998 and December 31, 1997 ...............     3

                  Condensed Consolidated Statements of Operations -
                  Three months ended March 31, 1998 and 1997 .........     4

                  Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1998 and 1997 .........     5

                  Notes to Condensed Consolidated Financial Statements     6

         Item 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ...............     8

PART II  OTHER INFORMATION

         Item 2. Changes in Securities ...............................    11

         Item 6.  Exhibits and Reports on Form 8-K ...................    11

SIGNATURES ...........................................................    12

EXHIBIT INDEX ........................................................    13

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                 WavePhore, Inc.
                      Condensed Consolidated Balance Sheets

                                                      March 31,        December 31,
                                                        1998              1997
                                                    -----------       -----------
                                                    (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                        $11,383,823       $11,552,646
   Accounts receivable                                4,580,162         8,358,769
   Inventories                                        3,308,078         2,906,445
   Other receivables                                     40,231            26,136
   Notes receivable from officers,
   including interest                                   674,817           660,899
   Prepaid expenses and other                         1,703,203         1,466,565
                                                    -----------       -----------
     Total Current Assets                            21,690,314        24,971,460

Property and equipment, net                           4,500,496         4,507,124
Intangible assets of businesses acquired, net        21,528,348        22,084,017
Deposits and other assets                             1,551,050         1,428,501
                                                    -----------       -----------
                                                    $49,270,208       $52,991,102
                                                    ===========       ===========

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                 $ 1,455,835       $   990,926
   Accrued expenses                                   1,791,131         1,805,431
   Deferred revenue                                   1,765,073         1,973,186
   Bank loans                                         1,900,000         1,700,000
   Current portion of long-term debt                     44,517           531,735
                                                    -----------       -----------
     Total Current Liabilities                        6,956,556         7,001,278

Long-term debt, less current portion                      7,889            12,493
Other long-term liabilities                             304,681           364,906
Stockholders' equity                                 42,001,082        45,612,425
                                                    -----------       -----------
                                                    $49,270,208       $52,991,102
                                                    ===========       ===========

See accompanying notes.

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                             Three Months Ended
                                                                 March 31,
                                                      ---------------------------------
                                                          1998                1997
                                                      ------------        ------------
Revenues:
  Networks services and equipment                     $  4,140,046        $  3,236,782
  Newscast services                                      1,274,653             447,894
                                                      ------------        ------------
Total Revenues                                           5,414,699           3,684,676
Cost of revenues                                         2,986,201           1,987,397
                                                      ------------        ------------
   Gross margin                                          2,428,498           1,697,279

Operating expenses:
   Research and  development                             2,100,703           1,586,002
   Sales and marketing                                   3,206,482           2,130,894
   General and administrative                            1,488,397           1,095,514
   Amortization                                            622,884             489,120
                                                      ------------        ------------
                                                         7,418,466           5,301,530
                                                      ------------        ------------
Loss from operations                                    (4,989,968)         (3,604,251)


Other (income) expense:
   Interest expense                                         52,630              48,343
   Interest income                                        (215,340)           (163,086)
   Other                                                    (3,750)                 --
                                                      ------------        ------------
                                                          (166,460)           (114,743)
                                                      ------------        ------------
Net loss                                              $ (4,823,508)       $ (3,489,508)
                                                      ============        ============

Less:  Preferred stock dividends                          (576,806)           (288,293)
                                                      ------------        ------------

Net loss after preferred stock dividends              $ (5,400,314)       $ (3,777,801)
                                                      ============        ============


Basic and diluted net loss per common share           $      (0.26)       $      (0.21)
                                                      ============        ============

Basic and diluted net loss per common share
  after preferred stock dividends                     $      (0.30)       $      (0.23)
                                                      ============        ============

Number of shares used in per share  calculation        18,287,319          16,260,471
                                                      ============        ============


See accompanying notes.

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Three months ended
                                                       --------------------------------
                                                         March 31,            March 31,
                                                           1998                1997
                                                       ------------        ------------
OPERATING ACTIVITIES:
Net loss                                               $ (4,823,509)       $ (3,489,508)
Adjustments to reconcile net loss to cash used in
   operating activities:
     Depreciation and amortization                        1,033,516             815,152
     Gain on disposal of assets                                  --                (561)
     Provision for doubtful accounts                         60,000              15,000
     Changes in operating assets and liabilities          2,952,829             909,051
                                                       ------------        ------------
Net cash used in operating activities                      (777,164)         (1,750,866)


INVESTING ACTIVITIES:
     Purchase of property and equipment                    (402,405)           (501,979)
     Proceeds from sale of property & equipment                  --              20,228
     Purchase of treasury stock                                  --            (362,954)
     Loans to officers, including interest                       --             (16,145)
                                                       ------------        ------------
Net cash used in investing activities                      (402,405)           (860,850)

FINANCING ACTIVITIES:
     Issuance of preferred shares, net                           --             198,500
     Issuance of common stock, net                        1,338,606             155,629
     Payments on notes payable                             (491,822)            (11,508)
     Credit line, net                                       200,000            (400,628)
     Other                                                  (36,038)             57,019
                                                       ------------        ------------
Net cash provided by financing activities                 1,010,746                (988)
                                                       ------------        ------------
Net decrease in cash and cash equivalents                  (168,823)         (2,612,704)
Cash and cash equivalents at beginning of period         11,552,646          11,793,205
                                                       ------------        ------------
Cash and cash equivalents at end of period             $ 11,383,823        $  9,180,501
                                                       ============        ============


Supplemental cash flow information
 - Issuance of common stock in connection
   with dividend payment on preferred stock            $         --        $        731
                                                       ============        ============

See accompanying notes.

                                 WavePhore, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1998
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10K for the year ended December 31, 1997. The results of operations for the three month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)   NET LOSS PER SHARE

      In February 1997, the Financial Accounting Standards Board issued SFAS No. 128, Earnings per Share, which was adopted on December 31, 1997. SFAS No. 128 replaced the calculation of primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants and convertible securities. Net loss per share amounts for all periods are not changed from the application of SFAS No. 128 because potential common shares from stock options, warrants and convertible preferred stock are antidilutive for all periods presented and, accordingly are excluded from the net loss per share computations.

(3)   RECLASSIFICATIONS

      Certain amounts presented for the three months ended March 31, 1997 have been reclassified to conform to March 31, 1998 presentation.

(4)   INVENTORIES

      Inventories consist of the following:

                                         March 31,      December 31,
                                           1998             1997
                                        ----------       ----------
                  Finished goods        $  467,300       $  708,220
                  Work-in-process        1,064,847        1,334,944
                  Raw materials          1,775,931          863,281
                                        ----------       ----------
                                        $3,308,078       $2,906,445
                                        ==========       ==========


(5)  RECENTLY ENACTED ACCOUNTING STANDARDS

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is required to adopt the provisions of SFAS No. 131 in fiscal year 1998. The Company is evaluating the provisions of SFAS No. 131.

(6)   ACQUIRED BUSINESS

      On May 29, 1997, WavePhore, Inc., an Indiana Corporation (the "Company"), through its wholly-owned subsidiary, WavePhore Newscast, Inc., a Delaware Corporation ("WavePhore Newscast"), purchased substantially all of the assets and assumed certain of the liabilities of Paracel Online Systems, Inc., a California Corporation ("Paracel Online") of Dallas, Texas, in return for cash and future consideration based on achieving certain future financial performance, pursuant to an Agreement for the Purchase and Sale of Assets among the Company, WavePhore Newscast, Paracel Online and Paracel, Inc., dated May 29, 1997.

      The pro-forma unaudited results of operations for the three months ended March 31, 1997, assuming consummation of the purchase as of January 1, 1997 are as follows:

                                                               1997
                                                            -----------
                  Revenues                                  $ 4,000,000
                  Net loss                                  $(4,288,000)
                  Net loss after preferred stock
                  dividends                                 $(4,577,000)
                  Basic and dilutive net loss per
                  common share                              $     (0.26)
                  Basic and dilutive net loss per
                  common share after preferred
                  stock dividends                           $     (0.28)


(7)   EQUITY PROCEEDS

On April 22, 1998, the Company notified recordholders of certain Warrants to purchase Common Shares of the Company that such Warrants, dated September 10, 1996, will be redeemed by the Company on May 8, 1998. The anticipated exercise of these Warrants prior to their redemption is expected to generate gross proceeds of approximately $6,400,000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      WavePhore, Inc. including its wholly-owned subsidiaries, WavePhore Canada, Inc., WavePhore Newscast, Inc., WavePhore Networks, Inc., and WavePhore WaveTop, Inc. (collectively the "Company"), is a developer and provider of proprietary products and services for the low-cost, high speed distribution of digital data via the existing worldwide television, radio, satellite and internet infrastructures.

      On February 10, 1997, the Company announced the creation of its broadcast PC consumer service, WaveTop(TM), a nationwide broadcast medium for the home PC. The new broadcast service will deliver news, sports and entertainment programming via existing TV broadcasting signals without the bottleneck of the Internet or tying up of phone lines. WaveTop leverages its partnership with PBS National Datacast, Inc., by broadcasting data over the broadcast signals of its 264 member stations. In January 1998, WaveTop announced alliances with six leading TV Tuner Board and two TV/PC manufacturers for its WaveTop broadcast service. Additionally, in a strategic partnership with Microsoft, Inc., WaveTop software and services will be included within the Windows(R) 98 operating system. Microsoft has announced that such product will have its first general release near the end of the second quarter of 1998.

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


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1998 AND 1997

      Revenues. Revenues are derived from networks services and related equipment sales and Newscast(TM) services. Revenues for the three months ended March 31, 1998 were $5,415,000 and $3,685,000 for the comparable prior year period. The 47% growth in revenues is the result of increased subscribers to the Newscast service, increases in data transmission by network services customers and increased sales of communications equipment.

      Cost of Revenues. Cost of revenues consists primarily of costs associated with transmitting news services to customer sites and cost of hardware and software sold to customers. Cost of revenues for the three months ended March 31 increased from $1,987,000 in 1997 to $2,986,000 in 1998 which corresponds to the increases in revenues. Gross margin percentages are 45% and 46% for the three months ended March 31, 1998 and 1997, respectively.

      Research and Development. Research and development expenses were $2,101,000 and $1,586,000 for the three months ended March 31, 1998 and 1997, respectively. The increase in expenses is attributable to spending by the Company to advance existing technologies and products, and for the continued development of the consumer based WaveTop service. The research and development expenses consist primarily of design, testing and support of the Company's existing and developing hardware, software and services. The Company anticipates continuing to make significant expenditures in product development as it develops new and enhanced services and provides services to a growing customer base.

      Sales and Marketing. Sales and marketing expenses for the three months ended March 31, 1998 were $3,206,000 compared to $2,131,000 for the comparable prior year period. The increase relates primarily to additional compensation, increased travel, and advertising and promotional costs incurred in connection with the launch of the WaveTop product, and expansion of the Newscast sales force to accommodate the rapid growth in that business unit.

      General and Administrative. General and Administrative expenses for the three months ended March 31, 1998 and 1997 were $1,488,000 and $1,096,000, respectively. General and Administrative costs as a percentage of total revenues decreased from 30% in 1997 to 27% in 1998.

      Interest Expense. Interest expense was $53,000 and $48,000 for the three months ended March 31, 1998 and 1997. The fluctuation corresponds to the average debt outstanding during the respective periods.

      Interest Income. Interest income was $215,000 and $163,000 during the three months ended March 31, 1998 and 1997. The fluctuation relates to increases in cash balances available for investment.

LIQUIDITY AND CAPITAL RESOURCES

      During the three months ended March 31, 1998 and 1997, the Company used cash in its operations of $777,000 and $1,751,000, respectively. Cash used in operations is less than the net losses primarily because of non-cash charges of depreciation and amortization. Cash flows used in investing activities were $402,000 for the three months ended March 31, 1998, compared to cash used in investing activities of $861,000 for the same period in the prior year. The Company made purchases of $402,000 in property and equipment during the first three months of 1998. For the three months ended March 31, 1998, the Company generated cash from financing activities of $1,011,000, compared to ($1,000) generated in the first three months of 1997. The generation of cash in 1998 was primarily from the issuance of common stock in connection with the exercise of stock options.

      Depending upon the pace of revenue growth during the remainder of 1998 in the Newscast and WaveTop business units, and the level of internal investment necessary to expand the users of the WaveTop service, it is possible the Company will need additional equity funding and/or credit facilities to support operating activities during the second half of 1998. The Company believes that it will be able to generate additional funding for operations and its accelerated internal growth plans, through equity offerings as it has successfully done in the past. On April 22, 1998, the Company notified recordholders of certain Warrants to purchase Common Shares of the Company that such Warrants, dated September 10, 1996, will be redeemed by the Company on May 8, 1998. The anticipated exercise of these Warrants prior to their redemption is expected to generate gross proceeds of approximately $6,400,000. Additionally, the Company currently has credit facilities available totaling $4,000,000.

      The Company will continue to evaluate business acquisitions and the development of strategic partnerships to help accelerate its growth. The pace at which these acquisitions and strategic partnerships occur will have an impact on the capital resources of the Company to the extent they are funded with cash, and may cause the dilution of existing shareholder interests to the extent they are funded with equity.

      Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and otherwise in this Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipated", "should", "planned", "estimated" and "potential" among others. These forward-looking statements are based on the Company's reasonable current expectations. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risk and uncertainties that may affect the operations, performance, development and results of the Company include: the complexity and uncertainty regarding the development and implementation of high technology products and services; market acceptance of new products and services; the introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; changes in the information services and data broadcasting industries and markets; the Company's ability to protect its proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the dependence of the Company's businesses upon a variety of suppliers and vendors; the ability to maintain computer and telecommunications systems, essential to its business operations; the integration and assimilation of acquisitions; the need for future additional financing; the risks and uncertainties of expansion into various international markets; the ability to retain key employees; dependence upon strategic alliances or relationships with other parties; volatility in the price of the Company's Common Shares;
the adoption of new or change in existing governmental regulations affecting the Company's business; and the Company's ability to complete the implementation of its Year 2000 plan timely.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities

      On January 19, 1998, the Company issued 454,654 Common Shares to Paracel Online as additional consideration, based on achieving certain financial performance, pursuant to an Agreement for the Purchase and Sale of Assets among the Company, WavePhore Newscast, Paracel Online and Paracel, Inc., dated May 29, 1997. The Common Shares were issued pursuant to the non-public offering exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. Such Common Shares may be resold by Paracel Online pursuant to a currently effective SEC Registration Statement.

      On April 22, 1998, the Company notified recordholders of certain Warrants to purchase Common Shares of the Company that such Warrants, dated September 10, 1996, will be redeemed by the Company on May 8, 1998. The anticipated exercise of these Warrants prior to their redemption is expected to generate gross proceeds of approximately $6,400,000.


Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are included herein:

      27  Financial Data Schedule.

(b) Reports on Form 8-K.

      No reports on Form 8-K were filed during the period.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              WavePhore, Inc.

Date:  May 12, 1997           By    /s/  David E. Deeds
                                    --------------------------------------
                                    David E. Deeds,
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)

Date:  May 12, 1997           By    /s/ Kenneth D. Swenson
                                    --------------------------------------
                                    Kenneth D. Swenson,
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

      Exhibit                             Exhibit
      Number                              Description
      ------                              -----------
      27                            Financial Data Schedule