Form 10-Q
period 1998-06-30
WAVEPHORE INC
filed 1998-08-14
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1998.

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

Yes     X       No  _______

The number of shares outstanding of the issuer's common stock, as of August 10, 1998:

                 COMMON SHARES, NO PAR VALUE: 22,309,782 SHARES

                                 WAVEPHORE, INC.
                                      INDEX

                                                                                            Page
                                                                                            ----
PART I     FINANCIAL INFORMATION

             Item 1.  Financial Statements

                      Condensed Consolidated Balance Sheets -
                      June 30, 1998 and December 31, 1997 .................................... 3

                      Condensed Consolidated Statements of Operations -
                      Three and Six months ended June 30, 1998 and 1997 ...................... 4

                      Condensed Consolidated Statements of Cash Flows -
                      Six months ended June 30, 1998 and 1997 ................................ 5

                      Notes to Condensed Consolidated Financial Statements ................... 6

             Item 2.  Management's Discussion and Analysis of
                      Financial Condition and Results of Operations .......................... 8

             Item 3.  Quantitative and Qualitative Disclosures
                      About Market Risk ......................................................11

PART II      OTHER INFORMATION

             Item 2.  Changes in Securities ..................................................12
             Item 4.  Submission of Matters to a Vote of Security Holders ....................12
             Item 6.  Exhibits and Reports on Form 8-K .......................................13

SIGNATURES ...................................................................................14

EXHIBIT INDEX ................................................................................15

                         PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                WavePhore, Inc.
                     Condensed Consolidated Balance Sheets

                                                          June 30,      December 31,
                                                            1998            1997
                                                        -----------     -----------
                                                        (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                            $19,237,076     $11,552,646
   Accounts receivable                                    6,349,696       8,358,769
   Inventories                                            3,718,373       2,906,445
   Other receivables                                         38,816          26,136
   Notes receivable from officers, including interest            --         660,899
   Prepaid expenses and other                             1,681,141       1,466,565
                                                        -----------     -----------
        Total Current Assets                             31,025,102      24,971,460

Property and equipment, net                               4,482,317       4,507,124
Intangible assets of businesses acquired, net            21,995,326      22,084,017
Deposits and other assets                                 1,547,463       1,428,501
                                                        -----------     -----------
                                                        $59,050,208     $52,991,102
                                                        ===========     ===========

Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                     $ 1,537,670     $   990,926
   Accrued expenses                                       1,857,226       1,805,431
   Deferred revenue                                       1,906,843       1,973,186
   Bank loans                                             1,900,000       1,700,000
   Current portion of long-term debt                         34,033         531,735
                                                        -----------     -----------
        Total Current Liabilities                         7,235,772       7,001,278

Long-term debt, less current portion                          3,131          12,493
Other long-term liabilities                                 499,527         364,906
Stockholders' equity                                     51,311,778      45,612,425
                                                        -----------     -----------
                                                        $59,050,208     $52,991,102
                                                        ===========     ===========


See accompanying notes.

                                WavePhore, Inc.
                Condensed Consolidated Statements of Operations
                                 June 30, 1998
                                  (Unaudited)

                                                     Three Months Ended              Six Months Ended
                                                          June 30,                        June 30,
                                                ----------------------------    ----------------------------
                                                    1998            1997            1998            1997
                                                -----------     ------------    ------------    ------------
Revenues:
   Networks services and equipment              $ 5,168,989     $  4,916,847    $  9,309,035    $  8,153,629
   Newscast services                              1,645,986          607,149       2,920,639       1,055,043
                                                -----------     ------------    ------------    ------------
   Total Revenues                                 6,814,975        5,523,996      12,229,674       9,208,672
   Cost of revenues                               3,350,287        3,150,012       6,336,487       5,137,409
                                                -----------     ------------    ------------    ------------
   Gross margin                                   3,464,688        2,373,984       5,893,187       4,071,263

Operating expenses:
   Research and development                       2,481,993        1,941,811       4,582,696       3,527,813
   Sales and marketing                            3,802,112        2,509,017       7,008,593       4,639,911
   General and administrative                     1,610,700        1,220,218       3,099,098       2,315,732
   Amortization                                     633,994          530,225       1,256,878       1,019,345
   Charge for purchased research
      and development                                    --        6,000,000              --       6,000,000
                                                -----------     ------------    ------------    ------------
                                                  8,528,799       12,201,271      15,947,265      17,502,801
                                                -----------     ------------    ------------    ------------
Loss from operations                             (5,064,111)      (9,827,287)    (10,054,078)    (13,431,538)

Other (income) expense:
   Interest expense                                  58,382           44,428         111,012          92,771
   Interest income                                 (230,857)        (100,062)       (446,197)       (263,148)
   Other                                               (796)          12,203          (4,546)         12,203
                                                -----------     ------------    ------------    ------------
                                                   (173,271)         (43,431)       (339,731)       (158,174)
                                                -----------     ------------    ------------    ------------
Net loss                                        $(4,890,840)    $ (9,783,856)   $ (9,714,347)   $(13,273,364)
                                                ===========     ============    ============    ============
Less: Preferred stock dividends                    (439,185)        (283,491)     (1,015,991)       (571,225)
                                                -----------     ------------    ------------    ------------
Net loss after preferred stock dividends        $(5,330,025)    $(10,067,347)   $(10,730,338)   $(13,844,589)
                                                ===========     ============    ============    ============
Basic and diluted net loss per common share     $     (0.23)    $      (0.60)   $      (0.50)   $      (0.81)
                                                ===========     ============    ============    ============
Basic and diluted net loss per common share
   after preferred stock dividends              $     (0.25)    $      (0.62)   $      (0.55)   $      (0.85)
                                                ===========     ============    ============    ============
Number of shares used in per share
   calculation                                   20,904,905       16,345,867      19,603,420      16,303,405
                                                ===========     ============    ============    ============

See accompanying notes.

                                WavePhore, Inc.
                Condensed Consolidated Statements of Cash Flows
                                 June 30, 1998
                                  (Unaudited)

                                                             Six months ended
                                                        ----------------------------
                                                          June 30,         June 30,
                                                            1998            1997
                                                        -----------     ------------
OPERATING ACTIVITIES:
Net loss                                                $(9,714,347)    $(13,273,364)
Adjustments to reconcile net loss to cash
   used in operating activities:
   Depreciation and amortization                          2,096,070        1,726,276
   (Gain) loss on disposal of assets                            827          (57,372)
   Provision for doubtful accounts                           95,000           27,000
   Charge for purchased research and development                 --        6,000,000
   Changes in operating assets and liabilities            1,963,543         (157,142)
                                                        -----------     ------------
Net cash used in operating activities                    (5,558,907)      (5,734,602)

INVESTING ACTIVITIES:
   Purchase of property and equipment                      (841,763)        (901,919)
   Proceeds from sale of property & equipment                    --           88,233
   Purchase of business, net of cash acquired              (117,231)      (2,905,634)
   Purchase of treasury stock                                    --         (362,954)
   Loans to officers, including interest                         --          (29,992)
                                                        -----------     ------------
Net cash used in investing activities                      (958,994)      (4,112,266)

FINANCING ACTIVITIES:
   Issuance of preferred shares, net                        283,500          172,217
   Payment of preferred stock dividend                     (431,443)        (276,093)
   Issuance of common stock, net                         14,677,858          185,629
   Payments on notes payable                               (507,064)         (48,316)
   Credit line, net                                         200,000         (120,638)
   Other                                                    (20,520)          59,439
                                                        -----------     ------------
Net cash provided by financing activities                14,202,331          (27,762)
                                                        -----------     ------------
Net increase (decrease) in cash and cash equivalents      7,684,430       (9,874,630)

Cash and cash equivalents at beginning of period         11,552,646       11,793,205
                                                        -----------     ------------
Cash and cash equivalents at end of period              $19,237,076     $  1,918,575
                                                        ===========     ============

Supplemental cash flow information
   --Payable related to business acquisition            $        --     $  6,000,000
                                                        ===========     ============
   --Issuance of common stock in connection
     with the purchase of a business                    $ 1,000,000     $         --
                                                        ===========     ============
   --Issuance of common stock in connection
     with dividend payment on preferred stock           $   518,059     $    296,066
                                                        ===========     ============

See accompanying notes.

                                 WavePhore, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and six month periods ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

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

(3)      RECLASSIFICATIONS

         Certain amounts presented for the three and six months ended June 30, 1997 have been reclassified to conform to June 30, 1998 presentation.

(4)      INVENTORIES

         Inventories consist of the following:


                                               JUNE 30,    DECEMBER 31,
                                                 1998          1997
                                              ----------    -----------
Finished goods..............................  $  695,222    $  708,220
Work-in-process.............................   1,691,887     1,334,944
Raw materials...............................   1,331,264       863,281
                                              ----------    ----------
                                              $3,718,373    $2,906,445
                                              ==========    ==========


(5)      RECENTLY ENACTED ACCOUNTING STANDARDS

         In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is required to adopt the provisions of SFAS No. 131 in fiscal year 1998. The Company is evaluating applicability of the provisions of SFAS No. 131.

                                 WavePhore, Inc.
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1998
                                   (Unaudited)

(6)      ACQUIRED BUSINESS

         In May 1997, WavePhore, Inc., an Indiana Corporation (the "Company"), through its wholly-owned subsidiary, WavePhore Newscast, Inc., a Delaware Corporation ("WavePhore Newscast"), purchased substantially all of the assets and assumed certain of the liabilities of Paracel Online Systems, Inc., a California Corporation ("Paracel Online") of Dallas, Texas, in return for cash and future consideration based on achieving certain future financial performance, pursuant to an Agreement for the Purchase and Sale of Assets among the Company, WavePhore Newscast, Paracel Online and Paracel, Inc., dated May 29, 1997.

         The pro-forma unaudited results of operations for the six months ended June 30, 1997, assuming consummation of the purchase as of January 1, 1997 are as follows:



                                                             1997
                                                         ------------


        Revenues ....................................... $  9,776,000
        Net loss ....................................... $(14,429,000)
        Net loss after preferred stock dividends ....... $(15,000,000)
        Basic and dilutive net loss per common share ... $      (0.89)
        Basic and dilutive net loss per common
          share after preferred stock dividends ........ $      (0.92)




         In May 1998, WavePhore, Inc., purchased all of the outstanding common stock of GSquared Inc., ("GSquared") from its then shareholders for $1,000,000 in the form of 70,736 shares of the Company's Common Shares and for future consideration based on achieving certain future financial performance. Like Newscast, GSquared offers web-based enterprise solutions for news and information services, but is positioned in the financial institution market. The results of operations from inception through the date of the acquisition and the financial position of GSquared are not material to the consolidated financial statements of the Company. In July 1998, GSquared was renamed WavePhore Labs, Inc.

(7)      EQUITY PROCEEDS

In May 1998, all remaining Warrants to purchase Common Shares of the Company dated September 10, 1996, were called for redemption by the Company. The exercise of these outstanding Warrants prior to redemption generated gross proceeds of approximately $6,000,000 in the second quarter of 1998.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         WavePhore, Inc. including its wholly-owned subsidiaries, WavePhore Canada, Inc., WavePhore Newscast, Inc., WavePhore Networks, Inc., and WavePhore WaveTop, Inc. (collectively the "Company"), is a leading developer and provider of proprietary products and services for low-cost, high-speed, data broadcasting systems for distributing electronic information via existing worldwide television, radio, and satellite broadcast infrastructures and the Internet. The Company currently operates three business units within the data broadcasting industry: (i) its Networks business unit provides equipment and data broadcasting services to major information providers to enable them to broadcast news and other information to their customers; (ii) its Newscast(TM) business unit provides business customers with customized and aggregated news and information delivered from information providers and other content sources on a real-time basis; and (iii) its WaveTop business unit has developed and introduced a consumer-based entertainment and programming service known as WaveTop(TM) for delivering multimedia content to broadcast ready home PCs and TV/PCs via existing television signals. This service, which is free to consumers, is advertising-supported.

         The Company, through its Networks business unit, provides wireless data broadcasting network services and equipment to providers of financial data, news, and other information. The Company's broadcast networks utilize established technologies, such as FM subcarrier and small dish satellite broadcasting technologies, that are well suited to the economical one-way transmission of time-sensitive data from one central location to many remote sites. Those operations are established in 14 major United States markets that, combined with the Company's small dish satellite coverage, enable the Company to service the continental U.S. and the major population centers in Canada. In January 1998, the Networks business unit announced the newest enhancement to its data broadcasting technology, which utilizes the Internet, to enable virtually simultaneous real-time delivery of streaming news and other information feeds to potentially thousands of end users. This new system, named "WINDS" (WavePhore Internet News Delivery Service) leverages the existing Internet communications infrastructure to force deliver, or "push", streams of data or files from one central location to geographically dispersed end users as soon as it is published by the information provider.

         The Company's WavePhore Newscast(TM) Today service allows business users to create customized information profiles and have news and information matching those profiles electronically "clipped" from a large variety of information sources and delivered to the corporate users' PCs. The Newscast service, which incorporates hardware and software elements, enables end users to filter real-time news and other data from information providers and allows integration of this information into an organization's local area network or e-mail system for delivery to persons who need timely access to such information. In May 1997, the Company, through its wholly-owned subsidiary, WavePhore Newscast, Inc., purchased substantially all of the assets and assumed certain of the liabilities of Paracel Online Systems, Inc., ("Paracel Online"), a provider of customized and aggregated news and other information derived from newspapers, newswires, and news magazines to general business customers worldwide, utilizing proprietary and licensed technology.

         In February 1997, the Company announced the creation of WaveTop(TM) ("WaveTop") a wireless consumer broadcast service medium for the home PC user. The new broadcast service delivers news, sports and entertainment programming, utilizing the vertical blanking interval ("VBI") of existing analog TV broadcast signals, to broadcast ready PCs or TV/PCs, without the bandwidth limitations associated with the Internet. WaveTop leverages its partnership with PBS National Datacast, Inc., by broadcasting data over the broadcast signals of its 264 member stations. The WaveTop service is free of charge to the consumer. The Company is seeking to generate revenue from advertisers and content-provider sponsors for the respective "channels". Through a strategic partnership with Microsoft, Inc., the WaveTop software is included within the Windows(R) 98 operating system, which Microsoft released in June, 1998. In January 1998, WaveTop announced alliances with six leading TV Tuner Board and two TV/PC manufacturers for its WaveTop broadcast service. Additionally, in June
1998, the Company announced an agreement to bundle its WaveTop software with all the retail TV PCI tuner boards of a leading developer of multimedia accelerators and multimedia subsystem products. The tuner boards are an integral piece of hardware, allowing the PC to be broadcast ready. The WaveTop service, which went live April 6, 1998, currently reaches the top 100 markets and is available in 85% of U.S. households. During the third and fourth quarters of 1998, the Company is sponsoring a multi-million dollar ad campaign aimed at building consumer awareness and to promote its ability to deliver high-bandwidth multimedia ads to advertisers. In addition, the Company expects significant exposure as the WaveTop branding will appear in a separate multi-million dollar Windows 98 ad campaign launched by Microsoft.

RESULTS OF OPERATIONS - THREE AND SIX MONTHS ENDED JUNE 30, 1998 AND 1997

         Revenues. Revenues are derived primarily from the following activities:
(i) the Networks business unit generates volume-based fees for its transmission services and revenues from the sale or rental of transmission equipment; and
(ii) the Newscast business unit obtains annual subscriptions to its Newscast Today information service and provides related fee-based integration consulting services. Revenues for the six months ended June 30, 1998 were $12,230,000 and $9,209,000 for the comparable prior year period. The 33% growth in revenues is the result of increased subscribers to the Newscast service, increases in data transmission by network services customers and increased sales of communications equipment. Revenues for the second quarter of 1998 were up 23% from the same quarter of 1997. The increases result from the Company's Newscast business unit, which continues to experience significant growth, with revenue in the second quarter of 1998 up 171% compared to the second quarter of 1997.

         Cost of Revenues. Cost of revenues consists primarily of costs associated with transmitting Networks services and Newscast customer sites as well as the cost of the hardware component. The 1998 current quarter and year to date increases in cost of revenues as compared to the same periods in 1997, correspond to the increases in revenues. Gross margin percentages are 51% and 43% for the three month periods, and 48% and 44% for the six-month periods ended June 30, 1998 and 1997, respectively. Increases in gross margin percentages can be attributed primarily to the Newscast service revenues, which have higher gross margins, becoming a larger proportion of the total consolidated revenue.

         Research and Development. Research and development costs consist primarily of design, development and testing of the Company's hardware and software products and services, including payroll, and related costs attributable to research and development personnel. Research and development expenses increased 28% to $2,482,000 for the three months ended June 30, 1998 from the comparable prior year period. As a percentage of revenue, these expenses were 36% in the current quarter versus 35% for the prior year quarter. For the six-month periods, expenses increased $1,055,000 or 30% in 1998 versus 1997, while as a percentage of revenues they decreased from 38% to 37%. The increase in expenses is attributable to the commitment to enhance existing technologies and products, and the continued development of the consumer-based WaveTop service. The Company anticipates continuing to make significant expenditures in product development as it develops new and enhanced services for a growing customer base.

         Sales and Marketing. Sales and marketing expenses include payroll, commissions, travel and other costs attributable to direct sales, marketing and customer support personnel, as well as ongoing advertising costs. Sales and marketing expenses for the six months ended June 30, 1998 increased $2,369,000 or 51% from the comparable prior year period. Expenses for the three month period ending June 30, 1998 were up 52% from the same period ending June 30, 1997. These increases relate primarily to additional compensation, increased travel, and advertising and promotional costs incurred in connection with the launch of the WaveTop service, and expansion of the Newscast sales force to aggressively pursue new markets and to accommodate the growth in that business unit.

         General and Administrative. General and administrative expenses include accounting, finance, human resources and administrative expenses. General and administrative expenses for the six months ended June 30, 1998 and 1997 were $3,099,000 and $2,316,000, respectively, a 34% increase, although, general and administrative costs as a percentage of total revenues remained at 25% for both six month periods. Expenses for the quarters ending June 30, 1998 and 1997 were $1,611,000 and $1,220,000, respectively, representing a 32% increase. These increases in costs relate primarily to human resources and other administrative areas in conjunction with the growth of the Company.

         Charge for Purchased Research and Development. The 1997 charge for purchased research and development of $6,000,000 was recorded in connection with the Paracel Online acquisition. The amount represents research and development of new products and product upgrades that were in process by Paracel Online at the acquisition date.

         Other (Income) Expense. Interest expense was $111,000 and $93,000 for the six months ended June 30, 1998 and 1997. The fluctuation corresponds to the average debt outstanding during the respective periods. Interest income was $446,000 and $263,000 during the six months ended June 30, 1998 and 1997. Interest income was $231,000 and $100,000 for the three months ended June 30, 1998 and 1997, a 131% increase. The increases in interest income relate to increases in cash balances available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1998 and 1997, the Company used cash in its operations of $5,559,000 and $5,735,000, respectively. Cash used in operations is less than net losses primarily because of non-cash charges of depreciation and amortization. Cash flows used in investing activities were $959,000 for the six months ended June 30, 1998, compared to cash used in investing activities of $4,112,000 for the same period in the prior year. The Company made purchases of $842,000 in property and equipment during the first six months of 1998. For the six months ended June 30, 1998, the Company generated cash from financing activities of $14,202,000, compared to ($28,000) generated in the first six months of 1997. The generation of cash in 1998 was primarily from the issuance of common stock in connection with the exercise of employee stock options and common stock warrants called for redemption in May 1998.

         Depending upon the pace of revenue growth during the remainder of 1998 in the Newscast and WaveTop business units, and the level of internal investment necessary to expand the users of the WaveTop service, it is possible the Company will need additional equity funding and/or credit facilities to support operating activities during the early part of 1999. The Company believes that it will be able to generate additional funding from operations via its accelerated internal growth plans, and through equity offerings as it has successfully done in the past. Additionally, the Company currently has credit facilities available totaling $4,000,000.

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

IMPACT OF YEAR 2000

         The Company relies on computer hardware, software and related technology, together with data, in the operation of its business. Such technology and data are used in creating and delivering the Company's products and services, as well as the Company's internal operations, such as billing and accounting. The Company has initiated an enterprise-wide program utilizing a Year 2000 team, including the executive officers of the Company, to evaluate the technology and data used in the creation and delivery of its products and services and in its internal operations, to identify Year 2000 issues related thereto and develop and implement a plan to handle them. The Year 2000 team has compiled a detailed inventory of all hardware and software used in the Company's day to day operations and has begun testing each component for Year 2000 compliance. The plan also includes resolving any issues that are related to the Company's customers and suppliers. Accordingly, the Company has sent correspondence to all of its information providers, vendors and other suppliers requesting confirmation that they have a Year 2000 compliance program, the date they expect to be Year 2000 compliant and to warrant their products and services will function properly with respect to dates after December 31, 1999. In the event that the Company or its customers, vendors and/or suppliers do not successfully remediate all Year 2000 Issues, the Company may incur problems in connection with the operation of its networks and the delivery of information to its customers. Based upon the initial results of the Company's Year 2000 Program and the responses to its Year 2000 inquiries sent to information providers, vendors and other suppliers, the Company currently has not developed a contingency plan and does not expect that any such potential problems will have a material effect on the Company's results of operations, liquidity and financial condition. Accordingly, the Company presently does not expect to incur any material lost revenue nor incur any material expenditures beyond internal payroll costs due to Year 2000 issues. However, there can be no assurances that Year 2000 issues of which the Company is not currently aware or over which it may not have any control will not have a material adverse effect on the Company's operations and revenues.

FORWARD-LOOKING STATEMENTS

         Certain statements contained in "Management's Discussion and Analysis of Financial Condition and "Results of Operations" and otherwise in this Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipated", "should", "planned", "estimated" and "potential" among others. These forward-looking statements are based on the Company's reasonable current expectations. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risk and uncertainties that may affect the operations, performance, development and results of the Company include: the complexity and uncertainty regarding the development and implementation of high technology products and services; market acceptance of new products and services; the introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; changes in the information services and data broadcasting industries and markets; the Company's ability to protect its proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the dependence of the Company's businesses upon a variety of suppliers and vendors; the ability to maintain computer and telecommunications systems, essential to its business operations; the integration and assimilation of acquisitions; the need for future additional financing; the risks and uncertainties of expansion into various international markets; the ability to retain key employees; dependence upon strategic alliances or relationships with other parties; volatility in the price of the Company's Common Shares; the adoption of new or change in existing governmental regulations affecting the Company's business; and the Company's ability to complete the implementation of its Year 2000 plan timely.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Not Applicable.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities

         On April 22, 1998, the Company notified recordholders of certain Warrants to purchase Common Shares of the Company that such Warrants, dated September 10, 1996, would be redeemed by the Company on May 8, 1998. The exercise of these Warrants prior to redemption generated gross proceeds of approximately $6,000,000 in the second quarter of 1998.

         On May 19, 1998 the Company issued 70,736 Common Shares to the then shareholders of GSquared Inc. as consideration for the Company's purchase of all the outstanding common stock of GSquared, Inc. The Company's common shares issued in the transaction were valued at $1,000,000. The Common Shares were issued pursuant to the non-public offering exemption from registration in
Section 4(2) of the Securities Act of 1933, as amended.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) On May 13, 1998, the Company held its reconvened Annual Meeting of Shareholders at which the following matters were voted upon:

(i)       Election of Directors.

         All six management nominees for election as directors were unopposed and elected by the following votes:

         Director                   Shares for       Shares Withheld
         David Deeds                17,005,704       340,710
         R. Glenn Williamson        16,995,504       350,910
         Kenneth D. Swenson         17,005,454       340,960
         C. Roland Haden            17,005,454       340,960
         Glenn Scolnick             17,005,554       340,860
         J. Robert Collins          17,005,454       340,960

(ii) Proposal to approve the issuance and sale of Series C Convertible Preferred Shares and the reservation for issuance and the issuance of Common Shares upon conversion of the Series C Convertible Preferred Shares.

         The proposal was approved as follows:

         For:              9,074,777 shares
         Against:          1,331,903 shares
         Abstain:          166,245 shares
         Not Voted:        6,773,489 shares

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

                                 WavePhore, Inc.

Date:  August 13, 1998           By /s/  David E. Deeds
                                    -------------------
                                    David E. Deeds,
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)

Date: August 13, 1998            By /s/ Kenneth D. Swenson
                                    ----------------------
                                    Kenneth D. Swenson,
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         Exhibit                                     Exhibit
         Number                                      Description
         27                                          Financial Data Schedule