Form 10-Q
period 1998-09-30
WAVEPHORE INC
filed 1998-11-16
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1998.

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

Yes     X       No  _______

The number of shares outstanding of the issuer's common stock, as of November 11, 1998:

                COMMON SHARES, NO PAR VALUE: 25,166,411 SHARES

                                 WAVEPHORE, INC.
                                      INDEX

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

         Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets -
            September 30, 1998 and December 31, 1997............................3

            Condensed Consolidated Statements of Operations -
            Three and nine months ended September 30, 1998 and 1997 ............4

            Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 1998 and 1997...................................5

            Notes to Condensed Consolidated Financial Statements ...............6

         Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations ......................7

         Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk..................................................11

PART II    OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K.............................12

SIGNATURES.....................................................................13

EXHIBIT INDEX..................................................................14

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                 WavePhore, Inc.
                      Condensed Consolidated Balance Sheets

                                                            September 30,       December 31,
                                                                1998               1997
                                                             -----------        -----------
                                                             (Unaudited)
Assets
Current Assets:
   Cash and cash equivalents                                 $13,678,194        $11,552,646
   Accounts receivable                                         4,527,528          8,358,769
   Inventories                                                 3,650,564          2,906,445
   Other receivables                                              14,115             26,136
   Notes receivable from officers, including interest                 --            660,899
   Prepaid expenses and other                                  1,494,566          1,466,565
                                                             -----------        -----------
     Total Current Assets                                     23,364,967         24,971,460

Property and equipment, net                                    4,824,965          4,507,124
Intangible assets of businesses acquired, net                 21,354,510         22,084,017
Deposits and other assets                                      1,559,648          1,428,501
                                                             -----------        -----------
                                                             $51,104,090        $52,991,102
                                                             ===========        ===========


Liabilities and Stockholders' Equity
Current Liabilities:
   Accounts payable                                          $ 1,659,292        $   990,926
   Accrued expenses                                            1,946,254          1,805,431
   Deferred revenue                                            1,289,609          1,973,186
   Bank loans                                                  1,900,000          1,700,000
   Current portion of long-term debt                              22,089            531,735
                                                             -----------        -----------
     Total Current Liabilities                                 6,817,244          7,001,278


Long-term debt, less current portion                                  --             12,493
Other long-term liabilities                                      561,674            364,906
Stockholders' equity                                          43,725,172         45,612,425
                                                             -----------        -----------
                                                             $51,104,090        $52,991,102
                                                             ===========        ===========

See accompanying notes.

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Operations
                               September 30, 1998
                                   (Unaudited)

                                                               Three Months Ended                         Nine Months Ended
                                                                   September 30,                             September 30,
                                                        ---------------------------------         ---------------------------------
                                                            1998                 1997                 1998                 1997
                                                        ------------         ------------         ------------         ------------
Revenues:
   Information delivery and
       communication systems                            $  3,675,189         $  5,573,160         $ 12,984,225         $ 13,726,789
   Subscription and fee services                           1,160,384              955,454            4,081,023            2,010,497
                                                        ------------         ------------         ------------         ------------
   Total Revenues                                          4,835,573            6,528,614           17,065,248           15,737,286
   Cost of revenues                                        2,668,666            3,469,377            9,005,153            8,606,786
                                                        ------------         ------------         ------------         ------------
   Gross margin                                            2,166,907            3,059,237            8,060,095            7,130,500

Operating expenses:
   Research and development                                2,715,695            2,024,003            7,298,390            5,551,816
   Sales and marketing                                     5,012,270            2,362,500           12,020,863            7,002,411
   General and administrative                              1,493,020            1,211,329            4,592,118            3,527,061
   Amortization                                              641,185              557,223            1,898,065            1,576,568
   Charge for purchased research
      and development                                           --                   --                   --              6,000,000
                                                        ------------         ------------         ------------         ------------
                                                           9,862,170            6,155,055           25,809,436           23,657,856
                                                        ------------         ------------         ------------         ------------
Loss from operations                                      (7,695,263)          (3,095,818)         (17,749,341)         (16,527,356)


Other (income) expense:
   Interest expense                                           48,822               47,708              159,834              140,479
   Interest income                                          (251,069)            (226,405)            (697,266)            (489,553)
   Other                                                      (2,395)               3,920               (6,941)              16,123
                                                        ------------         ------------         ------------         ------------
                                                            (204,642)            (174,777)            (544,373)            (332,951)
                                                        ------------         ------------         ------------         ------------

Net loss                                                $ (7,490,621)        $ (2,921,041)        $(17,204,968)        $(16,194,405)
                                                        ============         ============         ============         ============

Less:  Preferred stock dividends                            (392,819)            (537,427)          (1,408,810)          (1,108,652)
                                                        ------------         ------------         ------------         ------------

Net loss after preferred stock dividends                $ (7,883,440)        $ (3,458,468)        $(18,613,778)        $(17,303,057)
                                                        ============         ============         ============         ============

Basic and diluted net loss per common share             $      (0.33)        $      (0.18)        $      (0.84)        $      (0.99)
                                                        ============         ============         ============         ============

Basic and diluted net loss per common share
  after preferred stock dividends                       $      (0.35)        $      (0.21)        $      (0.91)        $      (1.05)
                                                        ============         ============         ============         ============

Number of shares used in per share
     calculation                                          22,366,344           16,648,873           20,534,515           16,420,288
                                                        ============         ============         ============         ============

See accompanying notes.

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Cash Flows
                               September 30, 1998
                                   (Unaudited)

                                                                 Nine months ended
                                                        ---------------------------------
                                                        September 30,       September 30,
                                                            1998                1997
                                                        ------------         ------------
OPERATING ACTIVITIES:
Net loss                                                $(17,204,968)        $(16,194,405)
Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization                         3,198,294            2,212,472
     (Gain) loss on disposal of assets                           790              (55,763)
     Provision for doubtful accounts                         155,000              112,037
     Charge for purchased research and
         development                                            --              6,000,000
     Changes in operating assets and liabilities           3,648,168           (1,273,923)
                                                        ------------         ------------
Net cash used in operating activities                    (10,202,716)          (9,199,582)

INVESTING ACTIVITIES:
     Purchase of property and equipment                   (1,658,155)          (1,398,460)
     Proceeds from sale of property & equipment                  587               81,718
     Purchase of business, net of cash acquired             (117,600)          (3,075,434)
     Purchase of treasury stock                             (679,485)            (362,954)
     Loans to officers, including interest                      --                (41,370)
                                                        ------------         ------------
Net cash used in investing activities                     (2,454,653)          (4,796,500)

FINANCING ACTIVITIES:
     Issuance of preferred shares, net                       343,232           23,763,091
     Payment of preferred stock dividend                    (467,570)            (276,288)
     Issuance of common stock, net                        15,265,896              400,001
     Payments on notes payable                              (522,139)          (2,027,838)
     Credit line, net                                        200,000            1,345,678
     Other                                                   (36,502)               8,357
                                                        ------------         ------------

Net cash provided by financing activities                 14,782,917           23,213,001
                                                        ------------         ------------
Net increase in cash and cash equivalents                  2,125,548            9,216,919
Cash and cash equivalents at beginning of period          11,552,646           11,793,205
                                                        ------------         ------------
Cash and cash equivalents at end of period              $ 13,678,194         $ 21,010,124
                                                        ============         ============


Supplemental cash flow information
 - Payable related to business acquisition              $       --           $  6,000,000
                                                        ============         ============
 - Issuance of common stock in connection
   with the purchase of a business                      $  1,000,000         $       --
                                                        ============         ============
 - Issuance of common stock in connection
   with dividend payment on preferred stock             $    792,037         $    585,681
                                                        ============         ============

See accompanying notes.

                                 WavePhore, Inc.
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1998
                                   (Unaudited)


(1)   BASIS OF PRESENTATION

      The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1997. The results of operations for the three and nine month periods ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

(2)   RECLASSIFICATIONS

      Certain amounts presented for the three and nine months ended September 30, 1997 have been reclassified to conform to September 30, 1998 presentation.

(3)   INVENTORIES

      Inventories consist of the following:

                                        September 30,     December 31,
                                            1998              1997
                                         ----------        ----------
                  Finished goods         $  806,948        $  708,220
                  Work-in-process         1,697,798         1,334,944
                  Raw materials           1,145,818           863,281
                                         ----------        ----------
                                         $3,650,564        $2,906,445
                                         ==========        ==========

(4)   RECENTLY ENACTED ACCOUNTING STANDARDS

      In June 1997, the FASB issued SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. The Company is required to adopt the provisions of SFAS No. 131 in fiscal year 1998. The Company is evaluating applicability of the provisions of SFAS No. 131.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

      WavePhore, Inc. (the "Company") is The New Media Delivery Company. It partners with the foremost providers of news, business data, Web-based content and multimedia programming, in order to deliver selective intelligence and quality content to an information-dependent society. The Company enables people and enterprises to more efficiently receive, manage and productively use all types of urgent, insightful, and relevant information. The Company's technologies and services aggregate, filter, customize and distribute digital content (text, graphics, music and video) using a wide range of reliable, low-cost broadcast (FM sideband, TV-VBI), satellite and Web-based delivery systems, It has technology sourcing and strategic alliances with Microsoft, Intel, Compaq, Sony, Gateway, STB, ADS and PBS National Datacast, in addition to information service agreements with some two hundred Fortune 1,000 companies worldwide.

      The Company provides wireless data broadcasting network services and equipment to providers of financial data, news, and other information. The Company's broadcast networks utilize established technologies, such as FM subcarrier and small dish satellite broadcasting technologies, that are well suited to the economical one-way transmission of time-sensitive data from one central location to many remote sites. Those operations are established in 14 major United States markets that, combined with the Company's small dish satellite coverage, enable the Company to service the continental U.S. and the major population centers in Canada. In January 1998, the Company announced the newest enhancement to its data broadcasting technology, which utilizes the Internet, to enable virtually simultaneous real-time delivery of streaming news and other information feeds to potentially thousands of end users. This new system, named "WINDS" (WavePhore Internet News Delivery Service) leverages the existing Internet communications infrastructure to force deliver, or "push", streams of data or files from one central location to geographically dispersed end users as soon as it is published by the information provider.

      The Company's Newscast(TM) Today service allows business users to create customized information profiles and have news and information matching those profiles electronically "clipped" from a large variety of information sources and delivered to the corporate users' PCs. The Newscast service, which incorporates hardware and software elements, enables end users to filter real-time news and other data from information providers and allows integration of this information into an organization's local area network or e-mail system for delivery to persons who need timely access to such information.

      In February 1997, the Company announced the creation of WaveTop(TM) ("WaveTop") a wireless consumer broadcast service medium for the home PC user. The new broadcast service delivers news, sports and entertainment programming, utilizing the vertical blanking interval ("VBI") of existing analog TV broadcast signals, to broadcast ready PCs or TV/PCs, without the bandwidth limitations associated with the Internet. WaveTop leverages its partnership with PBS National Datacast, Inc., by broadcasting data over the broadcast signals of its 264 member stations. The WaveTop service is free of charge to the consumer. The Company is seeking to generate revenue from advertisers and content-provider sponsors for the respective "channels". Through a strategic partnership with Microsoft, Inc., the WaveTop software is included within the Windows(R) 98 operating system, which Microsoft released in June 1998. WaveTop software is bundled with all the retail TV PCI tuner boards of a leading developer of multimedia accelerators and multimedia subsystem products, as well as with several PC OEMs. The tuner boards are an integral piece of hardware, allowing the PC to be broadcast ready. The WaveTop service, which went live in April 1998, currently reaches the top 100 markets and is available in 85% of U.S. households. It is expected to reach 99% of U.S. households by year-end. During the third quarter of 1998, the Company initiated a multi-million dollar ad campaign aimed at building consumer awareness and to promote its ability to deliver high-bandwidth multimedia ads to advertisers. In addition, the Company expects significant exposure as the WaveTop branding will appear in a separate multi-million dollar Windows 98 ad campaign launched by Microsoft. In October 1998, the Company announced a new media delivery system architecture that will allow its WaveTop consumer service to deliver programming to a much wider range of clients, including television set top boxes and wireless handheld devices. By extending service beyond users of TV tuner board-enabled PCs, the new architecture dramatically expands WaveTop's reach and value to consumers. The new architecture will allow the Company to deliver programming that is tailored for specific types of devices. Blending WaveTop's customized, television-like programming aggregated Internet content into television set top boxes and wireless handheld devices will begin the Company's transition into the new digital marketplace in which the Company intends to play a major role.


RESULTS OF OPERATIONS - THREE AND NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

      Revenues. Revenues are derived primarily from the following activities:
(i) Information delivery services generate volume-based fees and revenues from the sale or rental of communication systems; and (ii) Annual subscriptions to the Newscast Today information service and related fee-based integration consulting services. Revenues for the nine months ended September 30, 1998 were $17,065,000 and $15,737,000 for the comparable prior year period. Subscription and fee services revenue grew 103%, the result of increased subscribers to the service. This significant growth was offset by decreased overseas sales of communication systems, caused by economic turmoil in certain international markets. Total revenues increased 8%. Revenues for the third quarter of 1998 were down 26% from the same quarter of 1997. The decrease is the result of lower communication systems sales, which were down $2,100,000 or 61%.

      Cost of Revenues. Cost of revenues consists primarily of costs associated with delivering information to end user sites as well as the cost of the hardware component. The 1998 year to date increases in cost of revenues as compared to the same period in 1997 corresponds to the increase in revenue. Gross margin percentages are 45% and 47% for the three month periods, and 47% and 45% for the nine month periods ended September 30, 1998 and 1997, respectively. Year to date increases in gross margin percentages can be attributed primarily to the subscription and fee service revenues, which have higher gross margins, becoming a larger proportion of the total consolidated revenue.

      Research and Development. Research and development costs consist primarily of design, development and testing of the Company's hardware and software products and services, including payroll, and related costs attributable to research and development personnel. Research and development expenses increased 34% or $692,000 for the three months ended September 30, 1998 from the comparable prior year period. For the nine month periods, expenses increased 31% or $1,746,000 in 1998 versus 1997. The increase in expenses is attributable to the commitment to enhance existing technologies and products, and the continued development of the consumer-based WaveTop service. The Company anticipates continuing to make significant expenditures in product development as it develops new and enhanced services for a growing customer base.

      Sales and Marketing. Sales and marketing expenses include payroll, commissions, travel and other costs attributable to direct sales, marketing and customer support personnel, as well as ongoing advertising costs. Expenses for the three month period ending September 30, 1998 were up 112% or $2,649,000 from the same period ending September 30, 1997. Sales and marketing expenses for the nine months ended September 30, 1998 increased $5,019,000 or 72% from the comparable prior year period. These increases relate primarily to advertising and promotional costs incurred for the WaveTop service, additional compensation, increased travel, and expansion of the sales force to aggressively pursue new markets and to accommodate the growth, particularly in the subscription and fee service area.

      General and Administrative. General and administrative expenses include accounting, finance, human resources and administrative expenses. General and administrative expenses for the nine months ended September 30, 1998 and 1997 were $4,592,000 and $3,527,000, respectively, a 30% increase. Quarterly costs rose $282,000 or 23% from 1997 to 1998. These increases in costs relate primarily to human resources and other administrative areas in conjunction with the growth of the Company.

      Charge for Purchased Research and Development. The 1997 charge for purchased research and development of $6,000,000 was recorded in connection with the Paracel Online acquisition. The amount represents research and development of new products and product upgrades that were in process by Paracel Online at the acquisition date.

      Other (Income) Expense. Interest expense was $160,000 and $141,000 for the nine months ended September 30, 1998 and 1997. The fluctuation corresponds to the average debt outstanding during the respective periods. Interest income was $697,000 and $490,000 during the nine months ended September 30, 1998 and 1997. The increases in interest income relate to increases in cash balances available for investment.


LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended September 30, 1998 and 1997, the Company used cash in its operations of $10,203,000 and $9,200,000, respectively. Cash used in operations is less than net losses primarily because of non-cash charges of depreciation and amortization. Cash flows used in investing activities were $2,455,000 for the nine months ended September 30, 1998, compared to cash used in investing activities of $4,797,000 for the same period in the prior year. The Company made purchases of $1,658,000 in property and equipment and 96,500 shares of treasury stock for $679,000 during the first nine months of 1998. For the nine months ended September 30, 1998, the Company generated cash from financing activities of $14,783,000, compared to $23,213,000 generated in the first nine months of 1997. Cash generated in 1997 included $22,806,000 from the issuance of Series C Preferred Shares. The generation of cash in 1998 was primarily from the issuance of common stock in connection with the exercise of employee stock options and common stock warrants called for redemption in May 1998. In August 1998, the Board of Directors of the Company approved a stock repurchase program under which the Company may purchase up to 1,000,000 shares of the Company's common stock through open market transactions at prevailing market prices.

      Depending upon the pace of revenue growth during the remainder of 1998 in subscription and fee services and the WaveTop product, and the level of internal investment necessary to expand the users of the WaveTop service, it is possible the Company will need additional equity funding and/or credit facilities to support operating activities during the early part of 1999. The Company believes that it will be able to generate additional funding through equity offerings as it has successfully done in the past. Additionally, the Company currently has credit facilities available totaling $4,000,000.

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

IMPACT OF YEAR 2000

      The Year 2000 presents potential concerns for business computing due to calculation problems from the general use of the two digit year format as the year changes from 1999 to 2000. This problem may affect certain computer software, hardware, and other systems containing processors and embedded chips. Consequently, information technology ("IT") systems and Non-IT systems (collectively, "Business Systems") may not be able to accurately process certain transactions or information before, during or after January 1, 2000. As a result, users of IT systems and Business Systems are at risk for potential disruption to their business from malfunctions or failures of such systems. This is commonly referred to as the Year 2000 Issue.

      The Company could be impacted by any failure of its own IT and Business Systems, as well as that of its suppliers, customers and business partners. The Company relies on computer hardware, software and related technology, together with data, in the operation of its business. Such technology and data are used in creating and delivering the Company's products and services, as well as the Company's internal operations, such as billing and accounting. The Company is in the process of implementing an enterprise-wide Year 2000 compliance program utilizing a Year 2000 team, including the executive officers of the Company, to identify and evaluate its IT and Business Systems, to identify and assess Year 2000 issues related thereto, and to develop and implement a testing, remediation, and contingency plan. The Year 2000 program has compiled a detailed inventory of the hardware and software used in the Company's IT and Business Systems operations and has commenced testing the components for Year 2000 compliance. The Company intends to use the results of such procedures to determine which systems are compliant, and which will be replaced or remediated. The Company believes that the testing procedures will be substantially completed by December 31, 1998, and that replacement or remediation of its critical IT and Business Systems will be substantially completed by June 30, 1999.

       The Year 2000 plan also includes resolving any Year 2000 issues that are related to the Company's customers, suppliers and business partners. Accordingly, the Company has sent correspondence to its information providers, vendors and other suppliers requesting confirmation that they have a Year 2000 compliance program, the date they expect to be Year 2000 compliant, and to warrant their products and services will function properly with respect to dates after December 31, 1999. Because of the vast number of Business Systems used by such third parties and their varying levels of Year 2000 readiness, it is difficult to access the likelihood and impact of a malfunction due to third party Year 2000 issues. The Company is not currently aware of any business relationships with key third parties which it believes will be likely to result in a significant disruption of its business. However, such a Year 2000 failure could occur and have a material adverse affect on the Company. The Company currently believes that its greatest Year 2000 risk is with its utility suppliers, information providers, financial institutions, and suppliers of telecommunications services, in the United States and various other locations throughout the world in which the Company operates. Potential consequences of the failure of the Company or key third parties to have Year 2000 compliant systems include the failure to operate due to a lack of utility services, disruption, delays or errors in information collection, management and distribution, network operation failures, the inability to deliver products and services to or for customers, and delays in receiving inventory and supplies. If any of such events were to occur, the results could have a material adverse impact on the Company and its operations.

Concurrent with the remediation and evaluation of the IP Systems and Business Systems of the Company, and the Business Systems of key third parties, the Company is developing contingency plans to mitigate the risks that could occur in the event of a Year 2000 business disruption. Such contingency plans may include securing alternate sources of critical services and supplies, and such other actions as the Company may deem prudent. The Company's estimated costs associated with developing and implementing such contingencies are not currently estimateable.

The total cost of the Company's Year 2000 Program is currently estimated at $ 100,000, and is being funded by available cash. To date, the Company has incurred a total of approximately $ 15,000 ($ 5,000 expensed and $ 10,000 capitalized for new systems and equipment) related to all phases of the Year 2000 Program. The Company believes that approximately 50% of its remaining estimated Year 2000 Program costs relate to remediation and will be expensed as incurred.

Management of the Company believes it has an effective Year 2000 Program in place to resolve the Year 2000 issue in a timely manner. However, as noted above, the Company has not yet completed all necessary phases of the Year 2000 Program. The scheduled completion dates and costs associated with the various components of the Company's Year 2000 program are estimates and are subject to change. The failure of the Company to complete any additional phases could have a material adverse impact on the Company and its operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company.

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

                                 WavePhore, Inc.

Date:  November 13, 1998         By    /s/  David E. Deeds
                                       -------------------------------------
                                       David E. Deeds,
                                       President and Chief Executive Officer
                                       (Duly Authorized Officer)

Date: November 13, 1998          By    /s/ Kenneth D. Swenson
                                       -------------------------------------
                                       Kenneth D. Swenson,
                                       Executive Vice President, Chief Financial
                                       Officer and Treasurer
                                       (Principal Financial and Accounting
                                       Officer)

                                  EXHIBIT INDEX


      Exhibit                             Exhibit
      Number                              Description
      ------                              -----------
       27                            Financial Data Schedule