Form 10-K405
period 1998-12-31
WAVEPHORE INC
filed 1999-03-23
CIK 873287

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

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1998 OR

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

                          COMMON SHARES - NO PAR VALUE
                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---     ---

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's no par value Common Shares held by non-affiliates of the Registrant, as of March 19, 1999, was approximately $192,464,000.

The number of shares outstanding of the Registrant's no par value Common Shares as of March 19, 1999 was 28,644,592 shares.

No documents are incorporated by reference into the text of this Report.

Except as otherwise specified herein, any references to "WavePhore" or the "Company" include WavePhore, Inc., an Indiana corporation, and each of its subsidiaries, WavePhore Networks, Inc. ("WavePhore Networks" or "Networks"), WavePhore Newscast, Inc. ("WavePhore Newscast" or "Newscast"), WavePhore WaveTop, Inc. ("WavePhore WaveTop" or "WaveTop"), WavePhore Labs, Inc. ("WavePhore Labs"), eWatch, Inc. ("eWatch") and WavePhore Canada, Inc. ("WavePhore Canada").


                                     PART I

ITEM 1.  BUSINESS


            WavePhore partners with prominent providers of news, business data, Internet-based content and multimedia programming to deliver selective intelligence and quality content to an information-dependent society. The Company enables people and enterprises to more efficiently receive, manage, and productively use all types of urgent, insightful, and relevant information. The Company's technologies and services aggregate, filter, customize and distribute digital content (text, music, graphics and video) using a wide range of reliable, low-cost broadcast, satellite and Internet-based delivery systems.

WAVETOP(TM)

            In April 1998, the Company commenced operation of WaveTop, a free multimedia Internet broadcast service that enables a nationwide wireless broadcast medium for the home PC. WaveTop provides streaming multimedia content, including audio, video, software, and real-time data, to broadcast-ready PCs or TV/PCs. WaveTop works by embedding data streams into the unseen portion of existing television signals using the Vertical Blanking Interval ("VBI"). Through an agreement with PBS National Datacast, Inc., WaveTop broadcasts data over the television signals of 264 PBS member stations whose signals reach over 99% of all U.S. households. Using WaveTop's browser interface and a standard PC equipped with a TV tuner card, users can interact with automatically downloaded information, entertainment, software and other content. PCs equipped with TV tuners and WaveTop's software transparently receive, decode and store content and avoid the bottleneck of the Internet or tying up the telephone line. WaveTop's content is provided by leading media companies such as USA Today, The Wall Street Journal Interactive Edition, CBS SportsLine, Fox News, Fox Sports, PBS Online, Warner Brothers Online, Bloomberg LP, The Weather Channel, N2K's Music Boulevard, BarnesandNoble.Com, Universal Press Syndicate Comics, Prevention's Healthy Ideas, Dummies Daily, Ultimate TV and Time Inc. New Media, which creates the online version of Money, The Flower Club, Etoys, Microsoft DTV, Pseudo, Comp USA, ZD Anchor desk and ZD Net News. WaveTop customers can select channels of interest for real-time viewing or for viewing at a later time using a customized file management service that indicates user download preference. WaveTop's ability to deliver high-bandwidth applications to the home PC without the download delays associated with modems allows content providers and advertisers to send large-sized creative multimedia content and advertisements involving movie and video clips, games, software downloads and micro sites. The Company expects to generate revenue from advertiser-sponsors and content provider-sponsors for the respective WaveTop channels. WaveTop currently distributes advertising from Barnes and Noble, COMP USA, Next Card, Berkeley Systems, Cybermedia, Videomaker Magazine, Godiva and Florafax, among others. The Company is also creating revenue-generating opportunities with online service providers and through electronic commerce, and is exploring opportunities to create subscriber-based premium channels and pay-per-view downloads. Pursuant to an agreement between Microsoft and the Company, WaveTop software is included in the Windows(R) 98 operating system.

            Through agreements with most manufacturers of TV tuner cards and a manufacturer of chips for such cards, WaveTop's software is distributed with approximately 90% of the TV tuner cards currently sold in the United States. Several major PC manufacturers, including Dell, Compaq, AST, Gateway, and others, are shipping PCs that are data broadcast ready and able to receive the WaveTop service. The Company is utilizing these manufacturers and Original Equipment Manufacturers ("OEMs") to facilitate the distribution of its free WaveTop software and to further expand the base of PCs that can receive WaveTop. In October 1998, the Company announced a new media delivery system architecture that will allow WaveTop to deliver programming to a much wider range of devices, including television set top boxes and wireless handheld devices. By extending service beyond users of TV tuner board-enabled PCs, the Company believes the new architecture will expand WaveTop's reach and value to consumers. The new architecture will allow WaveTop to deliver programming that is tailored for specific types of devices. By blending WaveTop's customized, television-like programming with aggregated Internet content into television set top boxes and wireless handheld devices, the Company will begin the transition into the new digital marketplace in which the Company intends to play a major role.

NEWSCAST

            The Company's Newscast service is a premier business information source designed for information professionals. Newscast allows users to create customized information profiles and have news and information matching those profiles electronically "clipped" from a large variety of information sources and delivered to the users' PCs. Newscast enables end users to filter real-time news and other data from information providers and allows integration of this flow of information into an organization's local area network or electronic mail system for delivery to persons who need timely access to such information.

            Newscast receives information from more than 7,000 national and international publishing, broadcasting, financial and government data sources continuously throughout the day via satellite and other methods of electronic transmission. Through the use of proprietary technology, the information is processed and then delivered to approximately 200,000 corporate users throughout the world via the Internet, and customer's Intranets and extranets. The Newscast service is Internet-based and requires no dedicated on site servers. Newscast provides customization of the user interface and information profiles for organizations and individuals who subscribe to the service. The Newscast service utilizes patented Fast Data Finder text filtering and categorization technology licensed to WavePhore. The Fast Data Finder is a massively-parallel hardware accelerator for high-precision, large-scale text profiling that enables the filtering of raw information and customization of information on a very large scale. The Fast Data Finder uses the custom-built profiles to filter the information for each customer.

            The Company's Newscast customers include BankOne, Motorola, Sybase, IBM, KPMG Peat Marwick, Federal Reserve Bank, Fannie Mae, First Chicago NBD, Towers Perrin, Kimberly Clark, Sears, Disney, Raytheon, 3Com, Hewlett Packard, Midas International, Tricon, U.S. Army, Enron and Chevron, among others. Newscast customers are charged an annual subscription fee, plus a one-time installation fee. The subscription fee includes the Newscast software, ongoing customer support, and the customer's selection of information providers. In May 1997, the Company acquired the business of Paracel Online Systems, Inc., which has been combined with the Company's existing Newscast business. The Company intends to continue to enhance its Newscast service by offering additional functionality and expanded news and information sources.

            During 1998, Newscast licensed localized versions of its Newscast service for distribution by licensees in Canada and Australia. Newscast intends to seek further expansion of its international distribution through agreements with additional third party licensees.

NETWORKS

            The Company's Networks products and services provide wireless data broadcasting, network services and related equipment to providers of financial data, news, and other information, such as Reuters America, Inc., Dow Jones & Company, Inc., the Associated Press, Knight-Ridder, Inc., S & P Comstock and Thompson Financial Services. The Company's broadcast networks utilize established technologies, such as FM subcarrier and small dish satellite broadcasting technologies, that are well-suited to the economical one-way transmission of time-sensitive data from one central location to many remote sites. The Company's FM subcarrier transmission operations are established in 13 major United States markets that, combined with the Company's small dish satellite coverage, enable the Company to serve the continental United States and the major population centers in Canada. In response to increased customer requirements, Networks approximately doubled its North American network distribution capacity in 1997 and commenced operation of a new European satellite data network based in London, England in 1998. This new network enables the Company to provide similar data broadcast communication services for a wide variety of information companies throughout Europe, North Africa and parts of the Middle East. The Company's packet-switched networks are shared by many information providers and end-users, with information from each information provider uniquely identified and addressed only to those end-users that subscribe to its services. Information providers transmit information to the Company's network control centers in Salt Lake City and London using dial-up and dedicated telephone lines, or dedicated satellite channels. The Company's computers process the information and provide addressing, proprietary error correction, and encryption. This information is then organized into "packets," each of which contains data identifying the source and destination of the message and other important network management information. These packets are then multiplexed to form a single shared transmission stream which carries the data from multiple information providers.

            The Company's Network Control Center in Salt Lake City, Utah, routes this combined datastream over dedicated telephone lines and satellite channels to shared satellite uplinks where it is transmitted via satellite to 23 FM radio station subcarriers located in 13 major U.S. cities, reaching more than 10,000 FM receivers. The satellite also transmits the datastream to more than 20,000 satellite receivers at end-user locations which may be outside the range of FM broadcast signals. The Company's satellite receivers and computer processors at each FM radio station broadcast the digital information over an unused portion of the FM station's allocated spectrum known as the FM subcarrier.

            Information broadcast via the FM radio station signal or satellite is received and processed by the Company's proprietary Intelligent Data Receiver ("IDR"). The IDR receives the signal, decrypts it, and formats it for use by the end-user's personal computers, printers, or other output devices. Each IDR is programmed to accept only that information which is specifically addressed to its end-user. This selective addressing capability is controlled remotely at the Company's network control center.

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

            The Company sells hardware systems, in the form of specialized communications equipment, to its network customers, as well as to audio and data information providers who choose to manage their own networks. The Company's equipment customers are located around the world, including Argentina, Brazil, Chile, China, Japan, Mexico, Russia, Thailand and throughout Europe. The Company's equipment customers include Reuters, S&P Comstock, Thompson Financial, Novanet Communications Limited, SkyTel Corp., AEI

Music Network, Inc., Muzak, 3M Company, and WSI Corporation, among others. Customers, such as Muzak and AEI, utilize the Company's hardware systems to offer delivery of both music alone and music/data combinations to a variety of customers, including retail outlets, restaurants, grocery stores and offices. Other equipment customers include the distributor of securities trading information for the Shenzhen (China) stock exchange; Agencia Estado, a leading news broadcast and publishing agency in Brazil; Telenor, Norway's government-owned telecommunications company; InfoSel, Mexico's largest Internet service provider and a major distributor of news and information; suppliers of photographs for the newspaper industry; and vendors of digitized weather imagery, among others. The Company provides receiver site and uplink equipment, network management systems, equipment maintenance, and equipment installation, as well as complete turnkey systems to operators of private networks.

            In January 1998, Networks announced the newest enhancement to its data broadcasting technology, which utilizes the Internet to enable virtually simultaneous real-time delivery of streaming news and other information feeds to potentially thousands of end users. This new system, named "WINDS"(TM) (WavePhore Internet News Delivery Service) leverages the existing Internet communications infrastructure to force deliver, or "push", streams of data or files from one central location to geographically dispersed end-users. While many of the currently available Internet news services utilize an "automated pull" or polling method triggered by the client location requesting an update, WINDS pushes the information directly to the client sites as soon as it is published by the information provider. WINDS also complements the Company's FM and satellite data broadcasting systems by reaching end users who may not be located within a satellite or FM footprint required for the traditional means of delivery to WavePhore Networks customers. Data delivered via WINDS is fully compatible with the broadcast streams sent over the Company's FM and satellite systems. This assures that customers' software platforms written to the Company's existing protocols continue to work with WINDS. WINDS also allows Networks customers to take advantage of their current investments, as well as their Internet capacity.

eWATCH

            The Company's eWatch service provides a subscription-based, comprehensive Internet monitoring service for business customers. eWatch monitors the Internet and commercial online services, including web sites, message boards, public discussion groups, online chat sessions, and similar sites for information requested by its customers. eWatch delivers the filtered results of such monitoring to its customers daily via email or the Internet. The intelligence uncovered by eWatch is used by these customers to safeguard their shareholder value, improve customer service, protect corporate reputation and brand integrity, monitor competition and identify corporate activism, among other purposes. eWatch currently monitors more than 250,000 Internet postings per day. eWatch has provided this service to more than 600 corporate and other customers, including companies such as Sears, Owens Corning, TIAA-CREF, IBM Global Services, H.J.Heinz Company, Mrs. Fields Cookies, Elf Atochem, and Northwest Airlines, among others. The Company acquired eWatch in November 1998.

WAVEPHORE LABS

            WavePhore Labs provides fee-based, in-house professional services aimed at delivering custom news and information integration solutions for the Company's corporate customers. The Company expects to expand these services as more of its customers request custom enterprise solutions for their information delivery requirements. The Company acquired WavePhore Labs in May 1998.

STRATEGIC ALLIANCES

            Pursuant to May 1995 and September 1996 agreements between the Company and Intel, the Company developed and licensed to Intel certain data broadcasting technology to enable the reception of data transmitted within broadcast television video signals. In addition, Intel and the Company granted to each other certain rights with respect to the sale and distribution of products incorporating such technology. The technology licensed to Intel by the Company is part of the Intercast Standard which allows television broadcasters to transmit data via the VBI to PCs. Intercast-enabled PCs incorporate a software version of the Company's VBI decoder technology which allows users to view TV programs while simultaneously viewing supplemental data, including text, video and graphics, transmitted by broadcasters in an Internet page format. The Company and Intel have also jointly developed a Hardware Developer's Kit for Intel's Intercast Viewer and WavePhore's WaveTop service, which includes jointly developed VBI decoder technology that is used to extract data embedded in the standard television signal. The kit provides OEM PC/board manufacturers and independent hardware vendors with the necessary tools to develop and test products which will support the Intel Intercast technology and WavePhore's data broadcasting technology and services. The Company is an Associate Member of the Intercast Industry Group which was formed by Intel to promote the Intercast Standard.

            In August 1996, the Company licensed certain of its VBI technology to Compaq Computer Corporation. Compaq PCs equipped with this WavePhore technology will be able to receive wireless data broadcasting, including WaveTop.

            The Company expects to seek additional strategic alliances or business relationships with information providers, computer hardware and software developers and manufacturers, set-top box manufacturers, sales and marketing partners, television networks, consumer electronic manufacturers, and others. Through such relationships, the Company will seek to develop additional commercial opportunities in the data broadcasting industry, including the deployment of encoders and decoders, applications and device driver software, network operations, electronic commerce, and enhanced markets for the Company's data broadcasting products and services. The Company is also seeking to enter into further agreements for foreign commercialization of its products and services.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

            Financial information regarding the Company's industry segments is contained in footnote 16 to the Company's Consolidated Financial Statements included in Item 8.

GOVERNMENT REGULATION

            In the United States, broadcast transmissions are subject to regulation by the FCC. In June 1996, the FCC, acting upon a petition submitted by the Company, ruled that television broadcast licensees may, without prior FCC authorization, use the Company's TVT1/4 technology to broadcast digital data within the video portion of the NTSC television broadcast signal of the type currently transmitted by FCC licensees.

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

            The FCC is considering the adoption of regulations applicable to the advanced television system format which could materially affect portions of the Company's business.

SALES, MARKETING, AND CUSTOMER SUPPORT

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

            The Company sells its Newscast and eWatch services, and related professional services, through a direct sales force. This sales force attempts to capitalize on the rapidly expanding market for the electronic delivery of news and information to businesses.

            The Company markets its WaveTop service through advertising and joint promotions with its business partners.

            The Company employs customer support personnel in Phoenix, Dallas and Salt Lake City for its respective products and services, and field service personnel in New York, Chicago and San Francisco. The Company's support staff provides installation and maintenance services and customer support, and supervises independent field service technicians nationwide.

MANUFACTURING AND SUPPLIERS

            The Company contracts with outside providers of manufacturing services to complete the lower value-added and capital intensive steps in producing its network equipment. The Company procures the equipment components and ships them to contract manufacturers for final assembly. In addition, the Company customizes, tests, and repairs network products at its Salt Lake City facility. The Company believes that it will be able to obtain components and subassemblies in a timely manner either from its current suppliers or from one or more other suppliers to meet present and future orders for its data broadcasting network related equipment. Although certain of such components are available only from a single supplier, the Company has been able to obtain a sufficient quantity of these components to fulfill its orders, and believes that changes in design of the Company's products could be accomplished to eliminate the need for individual sole source components and subassemblies. However, there can be no assurance that extended interruption in the supply of critical sole source components would not result in equipment delays and/or order cancellations which could have a material adverse effect on the Company's business.

            The Company has licensed TV tuner board manufacturers, computer chip manufacturers, and OEMs of PC equipment to incorporate the Company's WaveTop technology in their products.

            The Company currently does not intend to directly manufacture other data broadcasting products, but may contract with third parties for their manufacture, if appropriate.

PATENTS AND PROPRIETARY RIGHTS

            The Company relies upon a combination of patent, copyright, trademark and trade secret laws, confidentiality and nondisclosure agreements, and other measures to establish and protect its proprietary rights to its technologies, products, and services. Such protection may not preclude competitors from copying or learning from the Company's technologies, products, and services or from developing similar technologies, products, and services. Also, there can be no assurance as to the range or degree of protection that the Company's existing patents and any future patents will afford, that such patents will provide any competitive advantages for the Company, or that others will not obtain patents similar to any patents issued to the Company. There can be no assurance that any patents issued to the Company will not be challenged by third parties, invalidated, rendered unenforceable, or designed around. Further, there can be no assurance that any pending patent applications or future applications will result in the issuance of any additional patents to the Company. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of inventions in technical or patent literature tends to lag behind actual discoveries, there can be no assurance that others will not obtain patents for technology that the Company's technology will infringe, and that technology would need to be designed around or licensed from the inventor by the Company. No assurance can be given that the Company's technology will not infringe patents or proprietary rights of others, nor that the Company can obtain licenses to use such proprietary rights if necessary. If the Company deems it necessary to license technology to avoid infringement, there can be no assurance that such licenses would be available on terms acceptable to the Company. In addition, there can be no assurance that the Company's competitors will not independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, the laws of certain countries in which the Company's products may be sold or licensed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Any litigation to determine the validity of any third party claims could result in significant expense to the Company, adversely affect operating results, and divert the efforts of the Company's technical and management personnel, whether or not such litigation is resolved in favor of the Company. Although the Company is not aware of any pending or threatened litigation involving such matters as of the date hereof, in the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or obtain licenses to the disputed technology. There can be no assurance that the Company would be successful in such development or that any such licenses would be available on commercially reasonable terms.

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

SEASONAL NATURE OF BUSINESS

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

WORKING CAPITAL - INVENTORY AND RECEIVABLES

            As of December 31, 1998, the inventory and accounts receivable portion of working capital totaled approximately $7,313,000.

MAJOR CUSTOMERS

            No single customer accounted for 10% or more of the Company's consolidated revenues for the year ended December 31, 1998.

BACKLOG

            At December 31, 1998, the Company's backlog was approximately $2,300,000, all of which is expected to be shipped in 1999. As of December 31, 1997, the Company had approximately $1,300,000 of backlog.

RENEGOTIATION OR TERMINATION OF GOVERNMENT CONTRACTS

            As of December 31, 1998, no material portion of the Company's business was subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

COMPETITION

            The Company has aggressive competitors in the Internet, data broadcasting and electronic information access, processing, and distribution businesses. The Company's sales and potential profitability will be affected by competition from other businesses, including established firms with greater financial and technical resources and more experience in data and information distribution than the Company. The Company is aware of numerous competitors that provide products and services similar to those offered by the Company, including, among others, (i) the regional Bell operating companies, AP SatNet, and Data Broadcasting Corporation in the data broadcasting business, (ii) dial-up services such as Reed Elsevier, Inc.'s LEXIS/NEXIS(R), NewsEdge Corporation in the electronic information access, processing, and distribution business, and (iii) Wegener Communications, Comstream Corporation, International Datacasting Corporation, and Scientific-Atlanta, Inc. in the equipment sales business. In addition, with the rapid expansion of the Internet, numerous companies provide access to or deliver similar products via this online facility. Additional competitors may enter the market as demand for such products and services expands. The Company's sales and marketing efforts will be critical as the Company continues to face competition in the marketplace. There can be no assurance that the Company will be able to provide the technological enhancements and new products necessary to maintain its competitive position, or have the financial resources to make the required investments in sales, marketing, engineering, and research and development necessary to sustain a competitive position for its products and services. The Company's financial condition and results of operations may be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products, and the reduction of prices to gain or retain market share.

RESEARCH AND DEVELOPMENT

            As of March 11, 1999, the Company's research, development and engineering staff consisted of 15 full-time employees. The Company also engages consultants on a contract basis to perform research and development. In the three years ended December 31, 1998, 1997 and 1996, the Company incurred approximately $10,313,000, $7,440,000, and $3,874,000, respectively, in research and development expenses.

ENVIRONMENTAL PROTECTION

            As of December 31, 1998, the Company's business, capital expenditures, earnings and competitive position were not materially affected by compliance with federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, and the Company does not anticipate any material capital expenditures for environmental control facilities in the foreseeable future.

EMPLOYEES

            As of March 11, 1999, the Company employed approximately 184 full-time and no part-time employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

            During the fiscal years ended December 31, 1998, 1997 and 1996, approximately 22%, 27%, and 19% of the Company's revenues were from sales to customers outside of the United States. The majority of the exports in 1998 were in Asia and Europe, with sales of $987,000 and $3,816,000, respectively. The remaining export sales of $36,000 were primarily in North and South America. All of the Company's significant operations are based in the U.S. and, accordingly, the Company does not report operating profits or assets by geographic regions.

ITEM 2.  PROPERTIES.

            The Company leases a 13,000 square foot facility in Phoenix, Arizona, which currently houses the Company's executive offices, its WaveTop operations, and certain of its engineering facilities. The lease provides for annual rent expense of approximately $216,000 and expires in July 2001.

            The Company has leased, but not yet occupied, a 12,126 square foot facility in Phoenix, Arizona, which will house the Company's executive offices commencing in April 1999. The lease provides for annual rent expense of approximately $333,465 and will expire in April 2004.

            The Company maintains network management, engineering, development, product assembly, and customer service facilities in approximately 30,000 square feet of leased space in Salt Lake City, Utah. The lease provides for annual rent expense of approximately $396,000 and expires in July 2001.

            The Company leases space in New York City for a Networks field service office and an apartment. The field service office lease is for approximately 1,000 square feet, with an annual rent expense of approximately $18,500, and expires in January 2000. The apartment lease is for approximately 1,000 square feet, with an annual rent expense of approximately $38,400, and expires in October 1999.

            The Company leases an 1,818 square foot facility in London, England for its European network control center. The lease provides for an annual rent expense of approximately pound sterling 25,500 and expires in 2002.

            The Company leases a 10,000 square foot facility in Dallas, Texas, in which its Newscast management, operations and customer support facilities are located. The lease provides for an annual rent expense of approximately $130,000 and expires in 2001.

            The Company has leased, but not yet occupied, a 6,310 square foot facility in Rosewood, New Jersey, to house administrative and software support operations for WavePhore Labs, Inc. The lease provides for an annual rent expense of $151,440 and will expire five years after the commencement of the Company's occupancy thereof, which is expected to begin in May 1999.

            The Company leases a 1,868 square foot facility in Saint Paul, Minnesota, which houses the Company's eWatch management, operation and customer support facilities. The lease provides for annual rent expense of approximately $37,000 and expires in September 1999.

            The Company leases a 7,400 square foot facility in Montreal, Quebec, which formerly housed research, design and software laboratories, and a network management facility. The lease provides for an annual rent expense of approximately $77,000 and expires in March 1999.

            The Company believes that its current facilities are adequate to support the levels of its present operations and that suitable additional or alternative space will be available as needed to accommodate expansion needs.

ITEM 3.  LEGAL PROCEEDINGS.

            As of March 19, 1999, the Company was not a party to any material pending legal proceedings.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

            Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

            (a) MARKET INFORMATION.

            The Company's Common Shares are traded on The Nasdaq Stock Market under the symbol "WAVO".

            The following table sets forth the range of high and low sales prices for the Company's Common Shares for each quarter during 1997 and 1998, as reported by Nasdaq:


                           QUARTER ENDED         HIGH SALES PRICE    LOW SALES PRICE
                           -------------         ----------------    ---------------
                        March 31, 1997               $ 10.875           $   6.50
                        June 30, 1997                $  8.625           $  5.625
                        September 30, 1997           $  13.00           $  6.750
                        December 31, 1997            $  13.00           $   8.50

                        March 31, 1998               $  11.75           $ 8.1875
                        June 30, 1998                $ 19.125           $  10.50
                        September 30, 1998           $16.9375           $  4.875
                        December 31, 1998            $  15.50           $   3.25

            (b) HOLDERS.

            As of March 19, 1999, the Company had approximately 534 holders of record of its Common Shares and believes it has approximately 26,000 beneficial holders who are participants in security position listings of its Common Shares.

            (c) DIVIDENDS.

            The Company has not paid any cash dividends on its Common Shares. The Company currently intends to retain all available funds for use in its business and does not anticipate paying any cash dividends on its Common Shares in the foreseeable future.

            The Company's revolving line and equipment line credit agreements with Silicon Valley Bank contain certain financial covenants, which include the prohibition of dividends on Common Shares. In addition, the provisions of the Company's 1994 Cumulative Convertible Preferred Stock may limit or prohibit the payment of dividends on its Common Shares in certain circumstances.

            (d) RECENT SALES OF UNREGISTERED SECURITIES.

            Information regarding the Company's sales of equity securities that were not registered under the Securities Act of 1933, as amended, is contained in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1998 and June 30, 1998, and in the Current Report on Form 8-K filed January 12, 1999.

            On November 10, 1998 the Company issued 203,605 restricted Common Shares to the former shareholders of eWatch, Inc. as consideration for the Company's acquisition of eWatch, Inc. The Company's Common Shares issued in the transaction were valued at $900,000. The Common Shares were issued pursuant to the non-public offering exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.  SELECTED FINANCIAL DATA

                             SELECTED FINANCIAL DATA
                      (IN THOUSANDS EXCEPT PER SHARE DATA)

STATEMENT OF OPERATIONS DATA(1)         1998           1997           1996           1995           1994
                                      --------       --------       --------       --------       --------
Revenues                              $ 22,296       $ 22,590       $ 19,020       $    813       $     --
Cost of revenues                        11,646         12,481         11,226            560             --
                                      --------       --------       --------       --------       --------
                                        10,650         10,109          7,794            253             --

Operating expenses:
  Research and development              10,313          7,440          3,874          3,812          2,793
  Sales and marketing                   16,103          9,918          5,758          1,547            656
  General and administrative             5,756          4,902          5,389          2,311            934
  Amortization                           2,548          2,134          1,931             42             --
  Nonrecurring charge                    4,600             --             --             --             --
  Charge for purchased research
     and development                       480          6,000             --          8,474             --
                                      --------       --------       --------       --------       --------
                                        39,800         30,394         16,952         16,186          4,383

Other (income) expense:
  Interest expense                         210            239            197             15            359
  Interest income & other                 (875)          (740)          (740)          (492)          (101)
                                      --------       --------       --------       --------       --------

Net loss                              $(28,485)      $(19,784)      $ (8,615)      $(15,456)      $ (4,641)
                                      ========       ========       ========       ========       ========

Less: Preferred stock dividends         (1,552)        (1,708)        (1,693)          (552)            --
                                      --------       --------       --------       --------       --------

Net loss after preferred stock
  dividends                           $(30,037)      $(21,492)      $(10,308)      $(16,008)      $ (4,641)
                                      ========       ========       ========       ========       ========
Basic and dilutive net loss
  per common share                    $  (1.31)      $  (1.19)      $  (0.64)      $  (1.52)      $  (0.57)
                                      ========       ========       ========       ========       ========
Basic and dilutive net loss
  per common share after preferred
stock dividends                       $  (1.38)      $  (1.29)      $  (0.76)      $  (1.57)      $  (0.57)
                                      ========       ========       ========       ========       ========

Number of shares used in
  per share calculation                 21,774         16,676         13,554         10,195          8,082
                                      ========       ========       ========       ========       ========



BALANCE SHEET DATA (1)

Short-term debt, including
  accrued interest                    $  2,052     $  2,232     $  2,258     $  1,197     $     --
Working capital                         18,100       17,970       15,747       10,999       11,397 )
Long-term debt (non-current)                40           12           98          638           --
Property and equipment, net              4,762        4,507        2,281        2,014          147
Total assets                            52,987       52,991       41,562       38,258       12,048
Shareholders' equity                    44,630       45,612       35,854       30,806       11,561


(1) See Note 2 of the Notes to Consolidated Financial Statements regarding business acquisitions.

No cash dividends have been paid on common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

            WavePhore, Inc. (the "Company") partners with providers of news, business data, Internet-based content and multimedia programming in order to deliver customized information and quality content to an information - dependent society. The Company enables people and enterprises to more efficiently receive, manage and productively use all types of urgent, insightful, and relevant information. The Company's technologies and services aggregate, filter, customize and distribute digital content (text, graphics, music and video) using a wide range of reliable, low-cost broadcast, satellite and Internet-based delivery systems. It has technology sourcing and strategic alliances with Microsoft, Intel, and PBS National Datacast, among others, in addition to information service agreements with approximately two hundred Fortune 1,000 companies worldwide.

            The Company provides wireless data broadcasting transmission services and equipment to providers of financial data, news, and other information. The Company's broadcast networks utilize established technologies, such as FM subcarrier and small dish satellite broadcasting technologies, that are well suited to the economical one-way transmission of time-sensitive data from one central location to many remote sites. Those operations are established in 13 major United States markets that, combined with the Company's small dish satellite coverage, enable the Company to service the continental U.S. and the major population centers in Canada.

            The Company's Newscast (TM) Today service allows business users to create customized information profiles and have news and information matching those profiles electronically "clipped" from a large variety of information sources and delivered to the corporate users' PCs. The Newscast service, which incorporates hardware and software elements, enables end users to filter real-time news and other data from information providers and allows integration of this information into an organization's local area network or e-mail system for delivery to persons who need timely access to such information.

            In April 1998, the Company commenced operation of WaveTop(TM) ("WaveTop") a wireless consumer broadcast service medium for delivering entertainment, news and other information to the home PC user. The WaveTop broadcast service delivers news, sports and entertainment programming, utilizing the vertical blanking interval ("VBI") of existing analog TV broadcast signals, to broadcast ready PCs or TV/PCs, without the bandwidth limitations associated with the Internet. WaveTop leverages its partnership with PBS National Datacast, Inc., by broadcasting data over the broadcast signals of 264 PBS member stations. The WaveTop service is free of charge to the consumer. The Company is seeking to generate revenue from advertisers and content-provider sponsors for the respective "channels". Through a strategic partnership with Microsoft, Inc., the WaveTop software is included within the Windows(R) 98 operating system, which Microsoft released in June 1998. WaveTop software is bundled with TV tuner boards of most of the manufacturers of such products, as well as with several PC Original Equipment Manufacturers ("OEM"). The tuner boards are an integral piece of hardware, allowing the PC to be broadcast ready. The WaveTop service, which went live in April 1998, currently reaches the top 100 markets and is available in 99% of U.S. households.

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

            In 1998, the Company purchased all of the outstanding common stock of GSquared, Inc., which was subsequently renamed WavePhore Labs, Inc. ("WavePhore Labs") and of eWatch, Inc. ("eWatch"). WavePhore Labs provides custom Internet-based enterprise solutions and information services, while eWatch is the leading provider in the monitoring of online public discussions and web sites. Neither acquisition, individually or collectively, had a material impact on the Company's 1998 financial position or operating results.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996

Revenues

            Revenues are currently derived primarily from the following activities: (i) information delivery services generate volume-based fees and revenues from the sale or rental of communication systems; and (ii) subscriptions to information services and related fee-based integration consulting services. Revenues for the years ended December 31, 1998, 1997 and 1996 were $22,296,000, $22,590,000 and $19,020,000, respectively. Subscription and fee services increased 87% over the prior year. Information delivery services and communication systems sales were significantly impacted by decreased overseas sales of communication systems, caused primarily by economic turmoil in certain international markets.

Cost of Revenues

            Cost of revenues consists primarily of costs associated with transmitting news services to customer sites, royalties to information content providers and costs of computer hardware and software sold to customers. Cost of revenues for the years ended December 31, 1998, 1997 and 1996 were $11,646,000, $12,482,000 and $11,226,000, respectively. The decrease in 1998 from 1997 corresponds to the decrease in communication system sales as discussed above. Gross margins were 48% in 1998, 45% in 1997 and 41% in 1996. Margins have steadily improved as a larger percentage of the Company's revenue is generated by higher margined products such as information delivery and subscription services. The Company anticipates this trend will continue.

Research and Development

            Research and development expenses for the years ended December 31, 1998, 1997 and 1996 were $10,313,000, $7,440,000 and $3,874,000, respectively.
Product development expenses consist primarily of design, testing and support of the Company's existing and developing hardware, software and services. The Company continues to invest heavily in its WaveTop service to enhance and add to its many features. In the business-to-business market, the Company is integrating the products and services purchased in the WavePhore Labs and eWatch acquisitions, and is adding to its product offerings in the online news delivery service.

Sales and Marketing

            Sales and marketing expenses for the years ended December 31, 1998, 1997 and 1996 were $16,103,000, $9,918,000 and $5,758,000, respectively. Sales and marketing expenses for the year increased $6,185,000 or 62% from 1997. These increases relate primarily to advertising and promotional costs incurred for the WaveTop service and increased expansion of the sales force to aggressively pursue new markets. The increase from 1996 to 1997 relates to increased personnel, travel, and advertising and promotional costs. These costs are primarily associated with the Paracel Online acquisition and investments made in anticipation of the launch of the WaveTop service.

General and Administrative

            General and administrative expenses for the years ended December 31, 1998, 1997 and 1996 were $5,756,000, $4,902,000 and $5,389,000, respectively.
The increase in 1998 as compared to 1997 relates primarily to human resources and other administrative areas in conjunction with the growth of the Company. The decrease from 1996 to 1997 relates to cost control measures taken by the Company.

Amortization

            The amortization expenses of $2,548,000, $2,134,000 and $1,931,000 for 1998, 1997 and 1996, respectively, correspond to the increase in intangible assets of acquired businesses, specifically, Paracel Online in 1997 and two smaller immaterial business acquisitions in 1998.

Nonrecurring Charge

            During the fourth quarter of 1998, the Company evaluated several aspects of its business and made strategic decisions that affected portions of the Company's businesses. The Company moved to consolidate separate and autonomous business units and related functional areas into one centralized WavePhore operating company. This will allow the Company to create and integrate new products and services for the business marketplace, leveraging key portions of various existing WavePhore technologies, and emphasizing a more narrow focus on key equipment customers and equipment products. As a result, an evaluation and analysis of the Company's intangible assets was conducted. Based on the projected earnings and undiscounted cash flow analysis of the affected business activities, the Company determined the fair value of certain intangibles should be adjusted. Accordingly, intangibles were revalued and $4,000,000 was recorded as a nonrecurring, non-cash charge. The nonrecurring charge also included $600,000 in costs associated with a reduction in work force resulting from the change in strategic direction. The Company does not anticipate any significant additional costs, beyond those recorded, to complete implementation of its new strategic direction.

Charge for Purchased Research and Development

            The charges for purchased research and development of $480,000 in 1998 and $6,000,000 in 1997 were recorded in connection with the acquisitions of eWatch and Paracel Online, respectively. The amounts represent research and development of new products and product upgrades that were in process by the acquired companies at the dates of acquisition.

Interest Expense

            Interest expense for the years ended December 31, 1998, 1997 and 1996 was $210,000, $239,000 and $197,000, respectively. The increase in 1997 is attributed to funds borrowed during 1996 which were outstanding for a full year in 1997.

Interest Income

            Interest income for the years ended December 31, 1998, 1997 and 1996 was $875,000, $740,000 and $742,000, respectively. The increase from 1997 to 1998 relates to increases in average cash balances available for investment.

Net Operating Loss Carryforwards

            At December 31, 1998, the Company had net operating loss carryforwards of approximately $78,500,000 for federal income tax purposes that expire in years 2004 through 2018, and $57,400,000 for state income tax purposes that expire in years 1999 through 2003. The primary difference between the loss carryforwards for financial reporting and tax purposes relates to the capitalization of start-up costs for income tax purposes. Start-up costs are deductible over a five-year period commencing in 1996, which is the year the Company advanced from the research and development stage into production and sales for federal and state income tax purposes. For financial reporting purposes, a valuation allowance of $37,461,000 has been recognized to offset the Company's deferred tax assets. Certain of the Company's net operating loss carryforwards may be limited based upon change in ownership rules.

LIQUIDITY AND CAPITAL RESOURCES

            During the years ended December 31, 1998, 1997 and 1996, the Company used cash in its operations of $15,315,000, $13,407,000 and $8,136,000, respectively. Cash used in operations amounts are reduced by non-cash charges of depreciation, amortization, the nonrecurring charge and the charge for purchased research and development in 1998 and 1997. Cash flows used in investing activities were $2,457,000 in 1998, $11,396,000 in 1997 and $2,630,000. In 1998, the Company used $456,000 to purchase WavePhore Labs and eWatch, and $8,906,000 in 1997 to purchase Paracel Online, all net of the cash acquired. During 1998, 1997 and 1996, the Company's capital expenditures totaled $2,003,000, $2,385,000 and $1,002,000, respectively. In 1996, the Company loaned certain officers $564,000. Those amounts plus accrued interest were repaid during 1998.

            The Company received cash from financing activities of $23,939,000 in 1998, $24,563,000 in 1997 and $11,614,000 in 1996. In December 1998, the
Company completed a private placement of 879,116 of its common shares for gross proceeds of $7,500,000. Under the terms of the private placement, the Company may require the shareholder to purchase up to an additional $7,500,000 of common shares on or before March 31, 1999. In 1997, the Company authorized and issued 24,000 Series C Convertible Preferred Shares with a stated value of $1,000 per share. Net proceeds were $22,763,000 after placement costs. The Company also received proceeds of $359,000 in 1998 and $1,094,000 in 1997 from the exercise of Series B Preferred Share warrants. In 1996, the Company completed a private placement of Series A and Series B Convertible Preferred Shares, each priced at $25 per share, which resulted in aggregate net proceeds of $7,435,000. Additionally, the Company received proceeds of $17,943,000, $1,771,000 and $2,755,000 in 1998, 1997 and 1996, respectively, from the issuance of Common Shares relating to the exercise of previously issued warrants and stock options. In connection with a Stock Purchase Agreement dated September 13, 1996, the Company issued 500,000 Common Shares to Intel Corporation for aggregate consideration of $4,000,000. The Company purchased $705,000, $363,000 and $2,182,000 of its Common Shares in 1998, 1997 and 1996, respectively. In August 1998, the Board of Directors of the Company approved a stock repurchase program under which the Company may purchase up to 1,000,000 shares of its Common Shares through open market transactions at prevailing market prices. Additionally, the Company paid cash dividends on its 1994 Cumulative Convertible Preferred and Series A and B Preferred Shares in 1998, 1997 and 1996 of $761,000, $552,000 and $829,000, respectively.

            Depending upon the pace of revenue growth during 1999, the Company may need additional equity funding and/or credit facilities to support operating activities late in 1999. If necessary, the Company believes that it will be able to generate additional funding for operations and its accelerated internal growth plans, through equity offerings similar to those it has completed in the past. Additionally, the Company currently has credit facilities available totaling $7,000,000 and as discussed above, the option to issue $7,500,000 of Common Shares related to a private placement completed in December 1998.

            The Company will continue to evaluate business acquisitions and the development of strategic partnerships to help accelerate its growth. The pace at which these acquisitions and strategic partnerships occur will have an impact on the capital resources of the Company to the extent they are funded with cash and may cause dilution of existing stockholder interests to the extent they are funded through equity financings.

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

            The Company could be impacted by any failure of its own IT and Business Systems, as well as that of its suppliers, customers and business partners. The Company relies on computer hardware, software and related technology, together with data, in the operation of its business. Such technology and data are used in creating and delivering the Company's products and services, as well as the Company's internal operations, such as billing and accounting. The Company has implemented an enterprise-wide Year 2000 compliance program utilizing a Year 2000 team, including the executive officers of the Company, to identify and evaluate its IT and Business Systems, to identify and assess Year 2000 issues related thereto, and to develop and implement a testing, remediation, and contingency plan. The Year 2000 program has compiled a detailed inventory of the hardware and software used in the Company's IT and Business Systems operations and has substantially completed testing the components for Year 2000 compliance. The Company is using the results of such procedures to determine which systems are compliant, and which will be replaced or remediated. The Company believes that replacement or remediation of its critical IT and Business Systems will be substantially completed by June 30, 1999.

            The Year 2000 plan also includes resolving any Year 2000 issues that are related to the Company's customers, suppliers and business partners. Accordingly, the Company has sent correspondence to its information providers, vendors and other suppliers requesting confirmation that they have a Year 2000 compliance program, the date they expect to be Year 2000 compliant, and to warrant their products and services will function properly with respect to dates after December 31, 1999. Because of the vast number of Business Systems used by such third parties and their varying levels of Year 2000 readiness, it is difficult to assess the likelihood and impact of a malfunction due to third party Year 2000 issues. The Company is not currently aware of any business relationships with key third parties that it believes are likely to result in a significant disruption of its business. However, such a Year 2000 failure could occur and have a material adverse affect on the Company. The Company currently believes that its greatest Year 2000 risk is with its utility suppliers, information providers, financial institutions, and suppliers of telecommunications services, in the United States and in various other locations throughout the world in which the Company operates. Potential consequences of the failure of the Company or key third parties to have Year 2000 compliant systems include the failure to operate due to an interruption of utility and property services, disruption, delays or errors in information collection, management and distribution, network operation failures, the inability to deliver products and services to or for customers, and delays in receiving inventory and supplies. If any of these events happen, the results could have a material adverse impact on the Company and its operations.

            Concurrent with the remediation and evaluation of the IP Systems and Business Systems of the Company, and the Business Systems of key third parties, the Company is developing contingency plans to mitigate the risks that could occur in the event of a Year 2000 business disruption. These contingency plans may include securing alternate sources of critical services and supplies, and such other actions as the Company may deem prudent. The Company currently is unable to estimate the costs associated with developing and implementing these contingencies.

            The Company estimates that the total cost of the Year 2000 Program will be $100,000, which is being funded by available cash. To date, the Company has incurred approximately $40,000 ($15,000 expensed and $25,000 capitalized for new systems and equipment) related to all phases of the Year 2000 Program. The Company believes that approximately 50% of its remaining estimated Year 2000 Program costs relate to remediation and will be expensed as incurred.

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

FORWARD LOOKING STATEMENTS

            Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and certain other sections of this Annual Report are forward looking. These may be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipate", "should", "planned", "estimated" and "potential", among others. These forward-looking statements are based on the Company's reasonable current expectations. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risk and uncertainties that may affect the operations, performance, development and results of the Company include: the complexity and uncertainty regarding the development and implementation of the Company's products and services; market acceptance of new products and services; the introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; changes in the information services and data broadcasting industries and markets; the Company's ability to protect its proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the dependence of the Company's businesses upon a variety of suppliers and vendors; the ability to maintain computer and telecommunications systems essential to its business operations; the integration and assimilation of acquisitions; the need for future additional financing; the risks and uncertainties of expansion into various international markets; the ability to retain key employees; dependence upon strategic alliances or relationships with other parties; volatility of the Company's Common Share price; and the Company's ability to complete the implementation of its Year 2000 plan timely.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

            The Company's exposure to market risk relates primarily to fluctuations in short-term interest rates. The Company has performed a sensitivity analysis and determined that based on current economic condition, changes in short-term interest rates would not have a material affect on its operating results or financial condition.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

                         Report of Independent Auditors


Board of Directors and Shareholders
WavePhore, Inc.

We have audited the accompanying consolidated balance sheets of WavePhore, Inc. as of December 31, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WavePhore, Inc. at December 31, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.


                                                               ERNST & YOUNG LLP


Phoenix, Arizona
January 25, 1999

                                 WavePhore, Inc.
                           Consolidated Balance Sheets

                                                                   DECEMBER 31
                                                               1998           1997
                                                           -----------    -----------
ASSETS
Current assets:
  Cash and cash equivalents                                $17,719,042    $11,552,646
  Accounts receivable, less allowance for doubtful
      accounts of $425,000 in 1998 and $383,000 in 1997      3,999,076      8,358,769
  Other receivables                                             29,308         26,136
  Notes receivable from officers, including interest                --        660,899
  Inventories                                                3,313,490      2,906,445
  Prepaid expenses and other                                   976,933      1,466,565
                                                           -----------    -----------
Total current assets                                        26,037,849     24,971,460

Property and equipment, net                                  4,761,827      4,507,124
Intangible assets of businesses acquired, net               20,616,693     22,084,017
Deposits and other assets                                    1,570,362      1,428,501
                                                           -----------    -----------
Total assets                                               $52,986,731    $52,991,102
                                                           ===========    ===========

                                 WavePhore, Inc.
                     Consolidated Balance Sheets (continued)

                                                                                          DECEMBER 31
                                                                                    1998              1997
                                                                               -------------     -------------
LIABILITIES AND SHAREHOLDERS' EQUITY
 Current Liabilities:
  Accounts payable                                                             $   1,073,214     $     990,926
  Deferred revenues                                                                1,873,618         1,973,186
  Accrued expenses                                                                 2,938,371         1,805,431
  Bank credit lines                                                                2,000,000         1,700,000
  Current portion of long-term debt                                                   52,165           531,735
                                                                               -------------     -------------
Total current liabilities                                                          7,937,368         7,001,278

Long-term debt, less current portion                                                  39,563            12,493
Other                                                                                379,342           364,906
                                                                               -------------     -------------
                                                                                     418,905           377,399
Commitments

Shareholders' equity:
  Series 1994 cumulative convertible preferred shares, stated
     value $11 per share; authorized, issued and outstanding
     501,963 shares                                                                5,521,593         5,521,593
  Series A and B convertible preferred shares, stated value $25 per share;
     1,908,000 authorized shares; issued shares, 1,476,000 in 1998 and
     1,462,260 in 1997; outstanding shares, none in 1998 and 321,118
     in 1997                                                                              --         7,276,242
Series C convertible preferred shares, stated value $1,000 per share; authorized and issued, 24,000 shares; outstanding
     shares, none in 1998 and 23,400 in 1997                                              --        22,163,374
Common shares, no par;  authorized 50,000,000
     shares; issued shares, 29,022,092 in 1998 and 18,521,196 in 1997            139,411,649        80,248,199
Accumulated other comprehensive income                                               (23,180)           16,958
Accumulated deficit                                                              (96,349,957)      (66,312,689)
                                                                               -------------     -------------
                                                                                  48,560,105        48,913,677

Treasury shares, at  cost; 446,000 common shares in 1998 and 354,500
  common shares in 1997                                                           (3,929,647)       (3,301,252)
                                                                               -------------     -------------
Total shareholders' equity                                                        44,630,458        45,612,425
                                                                               -------------     -------------
Total liabilities and shareholders' equity                                     $  52,986,731     $  52,991,102
                                                                               =============     =============

See accompanying notes.

                                 WavePhore, Inc.
                      Consolidated Statements of Operations


                                                               YEAR ENDED DECEMBER 31
                                                       1998             1997             1996
                                                   ------------     ------------     ------------
Revenues:
     Information delivery services and
         communication systems                     $ 16,544,917     $ 19,509,668     $ 17,324,931
     Subscription and fee services                    5,751,356        3,080,694        1,695,116
                                                   ------------     ------------     ------------
                                                     22,296,273       22,590,362       19,020,047
Cost of revenues                                     11,646,431       12,481,549       11,226,118
                                                   ------------     ------------     ------------
     Gross margin                                    10,649,842       10,108,813        7,793,929
Operating expenses:
     Research and development                        10,313,002        7,440,119        3,874,440
     Sales and marketing                             16,102,790        9,918,038        5,758,157
     General and administrative                       5,755,573        4,901,527        5,389,117
     Amortization                                     2,547,748        2,134,429        1,931,398
     Nonrecurring charge                              4,600,000               --               --
     Charge for purchased research
         and development                                480,000        6,000,000               --
                                                   ------------     ------------     ------------
                                                     39,799,113       30,394,113       16,953,112

Other (income) expense:
     Interest expense                                   210,496          238,997          197,414
     Interest income                                   (875,116)        (739,891)        (741,947)
                                                   ------------     ------------     ------------
                                                       (664,620)        (500,894)        (544,533)
                                                   ------------     ------------     ------------
Net loss                                           $(28,484,651)    $(19,784,406)    $ (8,614,650)
                                                   ============     ============     ============

Less: Preferred stock dividends                      (1,552,008)      (1,707,767)      (1,693,527)
                                                   ------------     ------------     ------------

Net loss after preferred stock dividends           $(30,036,659)    $(21,492,173)    $(10,308,177)
                                                   ============     ============     ============

Basic and dilutive net loss per common share       $      (1.31)    $      (1.19)    $      (0.64)
                                                   ============     ============     ============

Basic and dilutive net loss per common
     share after preferred stock dividends         $      (1.38)    $      (1.29)    $      (0.76)
                                                   ============     ============     ============

Number of shares used in per share calculations      21,774,450       16,676,499       13,553,946
                                                   ============     ============     ============

See accompanying notes.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                                   Series 1994
                                                                                    Cumulative
                                                                                   Convertible
                                                       Common Shares             Preferred Shares        Treasury Shares
                                                ---------------------------------------------------------------------------
                                                  Shares         Amount        Shares      Amount      Shares      Amount
---------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                   11,406,413   $  37,191,233    501,963   $ 5,521,593    99,000   $  (756,414)
Cash proceeds from issuance of
     Series A preferred shares, net of
     share issuance cost of $645,000                    --              --         --            --        --            --
Cash proceeds from issuance of
     Series B preferred shares, net of
     share issuance cost of $60,000                     --              --         --            --        --            --
Cash proceeds from issuance of
     Series A & B preferred shares, net
     of share issuance cost of $705,000
Conversion of Series A & B
     Convertible preferred shares
     to common shares                            3,935,948      21,630,612         --            --        --            --
Common shares dividends paid on
     Series A & B preferred shares                 113,478       1,141,359         --            --        --            --
Cash proceeds from exercise of
     Series B preferred share warrants                  --              --         --            --        --            --
Cash dividends on 1994 preferred shares                 --              --         --            --        --            --
Cash proceeds from exercise of
     common share options                          564,875       2,755,396         --            --        --            --
Cash proceeds from issuance of
     common shares, net of issuance
     cost of $54,000                               500,000       3,946,219         --            --        --            --
Other                                                   --         300,000         --            --        --            --
Treasury shares purchased                               --              --         --            --   204,500    (2,181,884)
Loss on foreign currency translation                    --              --         --            --        --            --
Net loss                                                --              --         --            --        --            --
---------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                   16,520,714      66,964,819    501,963     5,521,593   303,500    (2,938,298)
Cash proceeds from issuance of
     Series C preferred shares, net of
     share issuance costs of $1,236,626                 --              --         --            --        --            --
Conversion of Series A & B
     Convertible preferred shares
     to common shares                            1,032,864       4,967,380         --            --        --            --
Conversion of Series C
     Convertible preferred shares
     to common shares                               68,203         600,000         --            --        --            --
Common shares dividends paid on
     Series A & B preferred shares                  66,873         532,773         --            --        --            --
Common shares dividends paid on
     Series C preferred shares                      60,138         622,159         --            --        --            --
Cash proceeds from exercise of
     common share warrants                          24,000         205,500         --            --        --            --
Cash proceeds from exercise of
     Series B preferred share warrants                  --              --         --            --        --            --
Cash dividends on 1994 preferred shares                 --              --         --            --        --            --
Cash proceeds from exercise of
     common share options                          248,750       1,565,466         --            --        --            --
Common shares issued in purchase
     of a business                                 454,654       4,200,000         --            --        --            --
Other                                               45,000         590,102         --            --        --            --
Treasury shares purchased                               --              --         --            --    51,000      (362,954)
Gain on foreign currency translation                    --              --         --            --        --            --
Net loss                                                --              --         --            --        --            --
---------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                   18,521,196      80,248,199    501,963     5,521,593   354,500    (3,301,252)
Cash proceeds from issuance of common
     shares                                        879,116       7,500,000         --            --        --            --
Conversion of Series A & B
     Convertible preferred shares
     to common shares                            1,966,804       7,634,742         --            --        --            --
Conversion of Series C
     Convertible preferred shares
     to common shares                            4,324,710      22,160,672         --            --        --            --
Common shares dividends paid on
     Series A & B preferred shares                   3,764          20,668         --            --        --            --
Common shares dividends paid on
     Series C preferred shares                      81,753         771,425         --            --        --            --
Cash proceeds from exercise of
     common share warrants                       1,001,200       7,208,400         --            --        --            --
Cash proceeds from exercise of
     Series B preferred share warrants                  --              --         --            --        --            --
Cash dividends on 1994 preferred shares                 --              --         --            --        --            --
Cash dividends on Series A&B preferred shares           --              --         --            --        --            --
Cash proceeds from exercise of
     common share options                        1,809,885      10,734,296         --            --        --            --
Common shares issued in purchase
     of  businesses                                433,664       3,333,902         --            --        --            --
Other                                                   --        (200,655)        --            --   (10,000)       76,405
Treasury shares purchased                               --              --         --            --   101,500      (704,800)
Loss on foreign currency translation                    --              --         --            --        --            --
Net loss                                                --              --         --            --        --            --
---------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                   29,022,092   $ 139,411,649    501,963   $ 5,521,593   446,000   $(3,929,647)
---------------------------------------------------------------------------------------------------------------------------


                                                                                                      Accumulated
                                                        Series A&B                  Series C             other
                                                        Convertible                Convertible        Comprehensive     Accumulated
                                                     Preferred Shares           Preferred Shares        Income            Deficit
                                                -----------------------------------------------------------------------------------
                                                  Shares        Amount        Shares       Amount       Amount             Amount
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                   1,014,400    $ 23,383,000         --    $        --    $(20,573)       $(34,513,011)
Cash proceeds from issuance of
     Series A preferred shares, net of
     share issuance cost of $645,000                   --              --          --             --          --                  --
Cash proceeds from issuance of
     Series B preferred shares, net of
     share issuance cost of $60,000                    --                --         --             --          --                 --
Cash proceeds from issuance of
     Series A & B preferred shares, net
     of share issuance cost of $705,000           325,600       7,434,742         --             --          --                  --
Conversion of Series A & B
     Convertible preferred shares
     to common shares                            (929,354)    (21,630,612)        --             --          --                  --
Common shares dividends paid on
     Series A & B preferred shares                     --              --         --             --          --          (1,141,359)
Cash proceeds from exercise of
     Series B preferred share warrants             78,505       1,962,625         --             --          --                  --
Cash dividends on 1994 preferred shares                --              --         --             --          --            (552,168)
Cash proceeds from exercise of
     common share options                              --              --         --             --          --                  --
Cash proceeds from issuance of                         --              --         --             --          --                  --
     common shares, net of issuance                    --              --         --             --          --                  --
     cost of $54,000                                   --              --         --             --          --                  --
Other                                                  --              --         --             --          --                  --
Treasury shares purchased                              --              --         --             --          --                  --
Loss on foreign currency translation                   --              --         --             --      (2,411)                 --
Net loss                                               --              --         --             --          --          (8,614,650)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                     489,151      11,149,755         --             --     (22,984)        (44,821,188)
Cash proceeds from issuance of
     Series C preferred shares, net of
     share issuance costs of $1,236,626                --              --     24,000     22,763,374          --                  --
Conversion of Series A & B
     Convertible preferred shares
     to common shares                            (211,788)     (4,967,380)        --             --          --                  --
Conversion of Series C
     Convertible preferred shares
     to common shares                                  --              --       (600)      (600,000)         --                  --
Common shares dividends paid on
     Series A & B preferred shares                     --              --         --             --          --            (532,773)
Common shares dividends paid on
     Series C preferred shares                         --              --         --             --          --            (622,159)
Cash proceeds from exercise of
     common share warrants                             --              --         --             --          --                  --
Cash proceeds from exercise of
     Series B preferred share warrants             43,755       1,093,867         --             --          --                  --
Cash dividends on 1994 preferred shares                --              --         --             --          --            (552,163)
Cash proceeds from exercise of
     common share options                              --              --         --             --          --                  --
Common shares issued in purchase
     of a business                                     --              --         --             --          --                  --
Other                                                  --              --         --             --          --                  --
Treasury shares purchased                              --              --         --             --          --                  --
Gain on foreign currency translation                   --              --         --             --      39,942                  --
Net loss                                               --              --         --             --          --         (19,784,406)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                     321,118       7,276,242     23,400     22,163,374      16,958         (66,312,689)
Cash proceeds from issuance of common
     shares                                            --              --         --             --          --                  --
Conversion of Series A & B
     Convertible preferred shares
     to common shares                            (335,458)     (7,634,742)        --             --          --                  --
Conversion of Series C
     Convertible preferred shares
     to common shares                                  --              --    (23,400)   (22,160,672)         --                  --
Common shares dividends paid on
     Series A & B preferred shares                     --              --         --             --          --             (20,668)
Common shares dividends paid on
     Series C preferred shares                         --              --         --             --          --            (771,425)
Cash proceeds from exercise of
     common share warrants                             --              --         --             --          --                  --
Cash proceeds from exercise of
     Series B preferred share warrants             14,340         358,500         --             --          --                  --
Cash dividends on 1994 preferred shares                --              --         --             --          --            (552,160)
Cash dividends on Series A&B preferred shares          --              --         --             --          --            (208,364)
Cash proceeds from exercise of
     common share options                              --              --         --             --          --                  --
Common shares issued in purchase
     of  businesses                                    --              --         --             --          --                  --
Other                                                  --              --         --         (2,702)         --                  --
Treasury shares purchased                              --              --         --             --          --                  --
Loss on foreign currency translation                   --              --         --             --     (40,138)                 --
Net loss                                               --              --         --             --          --         (28,484,651)
-----------------------------------------------------------------------------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                          --    $         --         --    $        --    $(23,180)       $(96,349,957)
-----------------------------------------------------------------------------------------------------------------------------------

                                                    Total
                                                ------------
                                                   Amount
------------------------------------------------------------
BALANCES AT DECEMBER 31, 1995                   $ 30,805,828
Cash proceeds from issuance of
     Series A preferred shares, net of
     share issuance cost of $645,000                      --
Cash proceeds from issuance of
     Series B preferred shares, net of
     share issuance cost of $60,000                       --
Cash proceeds from issuance of
     Series A & B preferred shares, net
     of share issuance cost of $705,000            7,434,742
Conversion of Series A & B
     Convertible preferred shares
     to common shares                                     --
Common shares dividends paid on
     Series A & B preferred shares                        --
Cash proceeds from exercise of
     Series B preferred share warrants             1,962,625
Cash dividends on 1994 preferred shares             (552,168)
Cash proceeds from exercise of
     common share options                          2,755,396
Cash proceeds from issuance of                            --
     common shares, net of issuance                       --
     cost of $54,000                               3,946,219
Other                                                300,000
Treasury shares purchased                         (2,181,884)
Loss on foreign currency translation                  (2,411)
Net loss                                          (8,614,650)
------------------------------------------------------------
BALANCES AT DECEMBER 31, 1996                     35,853,697
Cash proceeds from issuance of
     Series C preferred shares, net of
     share issuance costs of $1,236,626           22,763,374
Conversion of Series A & B
     Convertible preferred shares
     to common shares                                     --
Conversion of Series C
     Convertible preferred shares
     to common shares                                     --
Common shares dividends paid on
     Series A & B preferred shares                        --
Common shares dividends paid on
     Series C preferred shares                            --
Cash proceeds from exercise of
     common share warrants                           205,500
Cash proceeds from exercise of
     Series B preferred share warrants             1,093,867
Cash dividends on 1994 preferred shares             (552,163)
Cash proceeds from exercise of
     common share options                          1,565,466
Common shares issued in purchase
     of a business                                 4,200,000
Other                                                590,102
Treasury shares purchased                           (362,954)
Gain on foreign currency translation                  39,942
Net loss                                         (19,784,406)
------------------------------------------------------------
BALANCES AT DECEMBER 31, 1997                     45,612,425
Cash proceeds from issuance of common
     shares                                        7,500,000
Conversion of Series A & B
     Convertible preferred shares
     to common shares                                     --
Conversion of Series C
     Convertible preferred shares
     to common shares                                     --
Common shares dividends paid on
     Series A & B preferred shares                        --
Common shares dividends paid on
     Series C preferred shares                            --
Cash proceeds from exercise of
     common share warrants                         7,208,400
Cash proceeds from exercise of
     Series B preferred share warrants               358,500
Cash dividends on 1994 preferred shares             (552,160)
Cash dividends on Series A&B preferred shares       (208,364)
Cash proceeds from exercise of
     common share options                         10,734,296
Common shares issued in purchase
     of  businesses                                3,333,902
Other                                               (126,952)
Treasury shares purchased                           (704,800)
Loss on foreign currency translation                 (40,138)
Net loss                                         (28,484,651)
------------------------------------------------------------
BALANCES AT DECEMBER 31, 1998                   $ 44,630,458
------------------------------------------------------------

                                WavePhore, Inc.
                      Consolidated Statements of Cash Flows


                                                                                    Year Ended December 31
                                                                           1998             1997             1996
                                                                           ----             ----             ----
OPERATING ACTIVITIES
Net loss                                                               $(28,484,651)    $(19,784,406)    $ (8,614,650)
                                                                       ------------     ------------     ------------
Adjustments to reconcile net loss to net cash
         used in operating activities:
              Depreciation                                                1,828,484        1,334,121        1,049,958
              Amortization                                                2,547,748        2,134,429        1,931,398
              Gain on disposal of assets                                      1,099          (55,763)        (106,636)
              Provision for doubtful accounts                               315,000          122,871           63,000
              Charge for purchased research and development                 480,000        6,000,000               --
              Nonrecurring charge                                         4,350,000
              Changes in operating assets and liabilities:
                   Accounts receivable                                    4,206,231       (4,369,612)        (506,341)
                   Inventories                                             (550,443)         (63,470)      (1,493,532)
                   Prepaid expenses and other                               459,226           99,708         (564,426)
                   Notes and other receivables                              660,899           73,422               --
                   Deposits and other assets                               (117,734)         306,428               --
                   Accounts payable                                         (30,519)      (1,212,098)           6,885
                   Deferred revenues                                       (313,616)       1,424,299               --
                   Accrued expenses                                        (647,432)         968,530          138,117
                   Other liabilities                                        (19,311)        (385,939)         (39,619)
                                                                       ------------     ------------     ------------
Net cash used in operating activities                                   (15,315,019)     (13,407,480)      (8,135,846)
INVESTING ACTIVITIES
Purchase of property and equipment                                       (2,002,575)      (2,385,068)      (1,002,290)
Proceeds from sale of property and equipment                                  1,479           81,718          136,486
Purchase of businesses, net of cash acquired                               (456,109)      (8,905,634)              --
Increase in deposits                                                             --               --       (1,200,000)
Notes receivable from officers                                                   --               --         (563,848)
Other                                                                            --         (187,366)              --
                                                                       ------------     ------------     ------------
Net cash used in investing activities                                    (2,457,205)     (11,396,350)      (2,629,652)
FINANCING ACTIVITIES
Issuance of preferred shares                                                358,500       25,093,867       10,102,625
Share issuance and placement costs                                          (34,709)      (1,236,626)      (2,736,039)
Issuance of stock purchase warrants                                              --               --               --
Issuance of common shares                                                25,442,696        1,770,966        6,739,630
Borrowings from bank and other                                              700,000        3,045,678        2,683,382
Payments on notes payable and to bank                                    (1,038,605)      (3,157,627)      (2,162,514)
Payment of preferred stock dividend                                        (760,524)        (552,163)        (829,264)
Purchase of treasury shares                                                (704,800)        (362,954)      (2,181,884)
Gain (loss) on foreign currency translation                                 (40,138)          39,942           (2,411)
Other                                                                        16,200          (77,812)              --
                                                                       ------------     ------------     ------------
Net cash provided by financing activities                                23,938,620       24,563,271       11,613,525
                                                                       ------------     ------------     ------------
Net increase (decrease) in cash and cash equivalents                      6,166,396         (240,559)         848,027
Cash and cash equivalents at beginning of year                           11,552,646       11,793,205       10,945,178
                                                                       ------------     ------------     ------------
Cash and cash equivalents at end of year                               $ 17,719,042     $ 11,552,646     $ 11,793,205
                                                                       ============     ============     ============

Supplemental cash flow information:
            - Issuance of common shares in connection
              with purchase of businesses                              $  3,333,902     $  4,200,000     $         --
                                                                       ============     ============     ============

            - Issuance of common shares as dividends
              on preferred stock                                       $    792,093     $  1,154,932     $  1,141,359
                                                                       ============     ============     ============

            - Issuance of common shares and accrual of cash portion
              of business acquisition payment                          $  2,870,000     $         --     $         --
                                                                       ============     ============     ============

See accompanying notes.

                               WAVEPHORE, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1. ACCOUNTING POLICIES

Organization and Business

WavePhore, Inc. is an Indiana corporation formed in November 1990. During 1995, WavePhore, Inc. acquired all of the outstanding common stock of WavePhore Canada, Inc. and WavePhore Networks, Inc. In 1997, the Company purchased all of the assets and assumed certain of the liabilities of Paracel Online Systems, Inc. and formed WavePhore Newscast, Inc. and WavePhore WaveTop, Inc. During 1998, the Company made two smaller immaterial business acquisitions. Reference to "the Company" includes WavePhore, Inc. and all of its wholly-owned subsidiaries.

The Company provides information products and services to both the business and consumer marketplaces.

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries from their respective dates of purchase. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

The Company considers all highly liquid investments with an expected maturity of three months or less when purchased to be cash equivalents. Cash equivalents include high grade variable rate bonds that remarket at each rate change date.

Inventories

Inventories, consisting primarily of communications equipment, are stated at the lower of cost or market, cost being determined using primarily the weighted average cost method.

Property and Equipment

Property and equipment are stated at cost. Depreciation and amortization of property and equipment are recorded using the straight-line method over the estimated useful lives of the assets, as follows:

            Furniture and equipment                           5 to 7 years
            Computer, lab and production equipment                 5 years
            Leasehold improvements                            5 to 6 years
            Equipment rented to others                             5 years

Intangible Assets of Businesses Acquired

The excess of purchase price over the fair value of net assets acquired is recorded at cost and amortized using the straight-line method over the estimated useful life of fifteen years.

Intangible assets are reviewed on an ongoing basis by the Company's management based on several factors including, among others, the Company's projection of future operations and their related impact on cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value of intangibles to its estimated fair value.

Revenue Recognition

Revenue for information delivery services is recognized upon transmission of data and is based on the number of characters transmitted or the number of sites receiving transmissions. Revenue from communication system sales is recognized upon shipment and from equipment rentals over the rental period. Revenue from installation, service, and customer support is recognized as the service is provided. Revenue for subscription and fee services is recognized ratably over the subscription period and as the fee services are provided. During 1998, 1997 and 1996 export sales represented 22%, 27% and 19% of consolidated revenues, respectively.

Advertising Expense

The cost of advertising is expensed as incurred. The Company incurred $3,760,000, $1,310,000 and $648,000 in advertising costs during 1998, 1998 and
1996, respectively.

Income Taxes

The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109, Accounting for Income Taxes.

Net Loss Per Share

Basic and dilutive net loss per common share amounts are calculated in accordance with FAS128, "Earnings Per Share," and are based on the weighted average number of shares actually outstanding and exclude potential Common Shares from stock options, warrants and convertible preferred stock as the effect would be antidilutive.

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

The Company's customer base consists primarily of news service and Fortune 1000 companies in the United States. Although the Company is directly affected by the financial and operational well being of the companies in the news service industry, management does not believe significant credit risk exists at present.

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

2. ACQUISITIONS

In 1998, the Company purchased all of the outstanding common stock of WavePhore Labs and eWatch. Both companies have products and services that complement the Company's online information services products. These acquisitions were accounted for as purchases and, accordingly, the operating results have been included in the consolidated financial statements of the Company from the dates of acquisition. The aggregated purchase price of both companies was $2,200,000 paid in the form of 274,341 shares of the Company's common stock and $300,000 in cash. Approximately $480,000 of the purchase price was attributed to research and development projects eWatch had undertaken and, accordingly, was charged to the Company's operations at the date of acquisition. Each purchase agreement provides for an incentive payment should certain financial performance criteria be met.

In May 1997, the Company, through its wholly-owned subsidiary WavePhore Newscast, Inc., purchased substantially all of the assets and assumed certain of the liabilities of Paracel Online. The acquired business is engaged in the delivery of customized and aggregated news and other information derived from newspapers, newswires and news magazines, to general business customers worldwide, utilizing proprietary and licensed technology.

This acquisition was accounted for as a purchase and, accordingly, the operating results of Paracel Online have been included in the consolidated financial statements from the date of acquisition. The initial purchase price of $9,000,000 was paid in cash. The purchase agreement also provides for potential contingent payments to be made to Paracel Online in 1998 and 1999, should certain financial performance criteria be met. The purchase price has been allocated to the assets and liabilities of Paracel Online based on their estimated respective fair values. Approximately $6,000,000 of the purchase price was attributed to research and development projects Paracel Online had undertaken and, accordingly, was charged to the Company's operations at the date of acquisition. The excess of the purchase price over the fair value of the tangible net assets acquired, after allocation of purchased research and development, totaled approximately $2,770,000 with $1,200,000 assigned to developed technology, $470,000 to assembled workforce, and $1,100,000 to goodwill. These intangibles are being amortized over fifteen years.

In January 1998, the Company made the first contingent payment to Paracel in the form of 454,654 Common Shares, valued at $4,200,000, that was recorded in 1997. The final contingent payment, which is due March 31, 1999 totals

$2,870,000 and is to be paid $1,435,000 in cash and the remainder Common Shares based on the average market price for the five day period ended March 31, 1999. These contingent payments totaling $7,070,000, have been included in goodwill and will be amortized over 15 years.

            The following unaudited combined pro-forma information reflects the results of the Company's operations for the years ended December, 31, 1998, 1997 and 1996 assuming consummation of the acquisitions of WavePhore Labs and eWatch, Inc. had occurred at the beginning of 1998 and 1997, and Paracel Online had occurred at the beginning of 1997 and 1996.


                                                              1998         1997         1996
                                                              ----         ----         ----
            Revenues                                        $ 22,892     $ 23,641     $ 19,755

            Net loss                                        $(28,736)    $(20,949)    $(12,329)

            Net loss after preferred                        $(30,288)    $(22,657)    $(14,023)
            stock dividends

            Basic and dilutive net loss per
            common share                                    $  (1.32)    $  (1.26)    $  (0.91)

            Basic and dilutive net loss per
            common share after preferred stock dividends    $  (1.39)    $  (1.36)    $  (1.03)

The pro-forma information does not purport to represent what the Company's results of operations would actually have been had the acquisitions occurred at the beginning of the period indicated, nor to project the Company's results of operations for any future date or period.

3.  NOTES RECEIVABLE FROM OFFICERS

Notes receivable from officers were zero at December 31, 1998 and $660,899 at December 31, 1997, which included accrued but unpaid interest of $92,478.

4.  INVENTORIES

Inventories consist of the following at December 31:

                                                      1998               1997
                                                   ----------         ----------
            Finished Goods                         $  555,321         $  708,220
            Work-in-Process                         1,016,123          1,334,944
            Raw Materials                           1,742,046            863,281
                                                   ----------         ----------
                                                   $3,313,490         $2,906,445
                                                   ==========         ==========

5.  PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31:

                                                                  1998            1997
                                                              -----------     -----------
            Computer, lab and operations equipment            $ 5,133,911     $ 3,681,313
            Office furniture and leasehold improvements         1,434,151       1,227,294
            Equipment rented to others                          2,449,091       2,147,764
                                                              -----------     -----------
                                                                9,017,153       7,056,371
            Less accumulated depreciation and amortization     (4,255,326)     (2,549,247)
                                                              -----------     -----------
                                                              $ 4,761,827     $ 4,507,124
                                                              ===========     ===========

6.  INTANGIBLE ASSETS OF BUSINESSES ACQUIRED

The excess of purchase price over the fair value of net assets acquired consist of the following at December 31:

                                                 1998             1997
                                             ------------     ------------
            Developed technology             $  1,778,892     $  6,708,038
            Assembled workforce                 1,382,607        1,330,000
            Customer base                      10,200,000       10,200,000
            Goodwill                            9,537,389        6,871,353
            Other                               1,100,000        1,116,256
                                             ------------     ------------
                                               23,998,888       26,225,647
            Less accumulated amortization      (3,382,195)      (4,141,630)
                                             ------------     ------------
                                             $ 20,616,693     $ 22,084,017
                                             ============     ============

7.  LINE OF CREDIT AND LONG-TERM DEBT

At December 31, 1998, the Company has a $3,000,000 revolving line of credit with a bank, of which $2,000,000 was outstanding and payable to the bank. Available credit at December 31, 1998 was $1,000,000. Effective February 1999, the Company renewed and increased its revolving line of credit to $5,000,000. Additionally, the February 1999 agreement includes a $2,000,000 equipment line of credit. The agreements are collateralized by inventories and accounts receivable. Accrued interest is due monthly. The revolving and equipment lines bear interest at the prime rate plus .75%, and prime rate plus 1%, respectively. The interest rate on the revolving line was 8.5% at December 31, 1998. Outstanding borrowings on the revolving line are due January 31, 2000. The Company may borrow against the equipment line through February 2000. Any amounts outstanding at that date are payable in equal monthly installments ending January 2002. The revolving line contains certain financial covenants, including the limitation of preferred stock dividends and the prohibition of common stock dividends.

In connection with the purchase of a business in 1995, the Company converted a payable to a former shareholder to a long-term note payable. The principal balance of $478,000 plus accrued interest was paid off in January 1998. At December 31, 1998, the Company also has various bank debt arrangements and capital leases totaling $91,700.


Remaining principal payments to be made on long-term debt are $52,200 in 1999, $25,300 in 2000,

$9,000 in 2001 and $5,200 in 2002.

Cash paid for interest was $266,000 in 1998, $190,000 in 1997, and $173,000 in
1996.

8.  LEASE COMMITMENTS AND PURCHASE OBLIGATIONS

Capital Leases:

Future minimum lease payments under noncancelable capital leases having terminations in excess of one year are as follows for the years ending December 31:

                              1999                                    $ 54,600
                              2000                                      30,300
                              2001                                      10,900
                              2002                                       5,500
                                                                      --------
            Total future minimum lease payments                        101,300
            Less amount representing interest                           21,300
                                                                      --------
            Present value of minimum lease payments                     80,000
            Less current portion                                        40,500
                                                                      --------
            Capital lease obligations, less current portion           $ 39,500
                                                                      ========


Included in fixed assets are the following assets under capital leases:

                                                    1998      1997
                                                  --------    ------
            Computer equipment                    $140,300    $   --
            Less accumulated depreciation           71,000        --
                                                  --------    ------
                                                  $ 69,300    $   --
                                                  ========    ======

Operating Leases:

The Company leases office and warehouse facilities and sub-channels of FM radio stations under operating lease arrangements. The following is a schedule of future minimum lease payments for the years ended December 31:


            1999                $ 2,302,864
            2000                  2,053,644
            2001                  1,103,377
            2002                    695,909
            2003                    618,351
                                -----------
                                $ 6,774,145
                                ===========

Total rent expense for the years ended December 31, 1998, 1997 and 1996 was approximately $2,143,000,

$2,746,000 and $2,343,000, respectively.

The Company has entered into several long-term non-cancellable purchase agreements with certain companies, which require the purchase of minimum satellite uplink capacity and the use of certain TV broadcaster signals. Future minimum purchase commitments are $4,423,000 in 1999, $8,547,000 in 2000, $7,483,000 in 2001 and $260,000 in 2002 and none thereafter.

9. RELATED PARTY TRANSACTIONS

In 1998, the Company rented certain equipment from an entity owned by its Chairman of the Board, President and Chief Executive Officer. Rental payments made in 1998 amounted to $459,600.

10. CAPITAL SHARES

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

The holder of the Series 1994 Preferred Shares is entitled to receive, when and as declared by the Company's Board of Directors, cash dividends which are cumulative and cumulate annually at the rate of 10% per share. During 1998, 1997 and 1996, the Board of Directors declared the payment of two semi-annual cash dividends totaling $552,160 each year on the Series 1994 Preferred Shares.

During January 1995, the Company issued 165,000 warrants each exercisable into one share of common stock to third parties in connection with the Company's initial public offering. The exercise price is $18.15 per share. The warrants expire in October 1999.

In December 1995, the Company commenced a private placement of shares of its Series A Convertible Preferred Shares ("Series A Shares") to accredited investors which concluded in January 1996. The Series A Shares have a stated value of $25 per share. The Company received proceeds of $32,700,000 ($25,360,000 in 1995 and $7,340,000 in 1996) relating to the sale of 1,308,000 shares.

During January 1996, the Company completed a private placement of shares of its Series B Convertible Preferred Shares ("Series B Shares") to accredited investors. The Series B Shares had a stated value of $25 per share. The Company received proceeds of $800,000 relating to the sale of 32,000 shares. The Company incurred commission and other costs of the offering of $60,000. In connection with the Series B placement, the Company issued 136,600 warrants to purchase Series B Shares at $25 per share. During 1998 all of the warrants were exercised and, accordingly, at December 31, 1998, there are no warrants outstanding.

Holders of the Series A and B Shares were entitled to receive cumulative dividends at the rate of $1.25 per annum, payable semi-annually on June 30 and December 31 of each year, when and as declared by the Company's Board of Directors, in preference and priority to any payment of any dividend on the Common

Shares or any other class or series of shares of the Company. As of September 1996, the existing Series A and B preferred shareholders received a total of 925,200 warrants to purchase the Company's Common Shares at $7.00 per share in consideration for agreeing not to convert their outstanding preferred shares for a period of twelve months. The warrants were called for redemption in May of 1998 and the Company received cash proceeds of $6,308,400. Accordingly, at December 31, 1998, there were none outstanding.

During 1998, 1997 and 1996, holders of the Company's Series A and B Shares were paid dividends of 3,764, 66,873 and 113,478 shares, respectively, of the Company's Common Shares in accordance with the preferred stock purchase agreement which aggregated $20,668, $532,773 and $1,141,359 respectively.

During 1998, 1997 and 1996, holders of the Company's Series A and B Shares converted an aggregate of 307,618 shares in 1998, 175,033 shares in 1997 and 857,349 shares in 1996 (exclusive of exercised warrants which were subsequently converted), of convertible preferred shares into 1,838,580, 864,628 and 3,576,164 Common Shares, respectively, of the Company.

During 1998, 1997 and 1996, certain holders of warrants to purchase the Company's Series B Shares exercised 14,340, 43,755 and 78,505 warrants, respectively, at an aggregate exercise price of approximately $358,500, $1,093,867 and $1,962,625, and subsequently the preferred shares were converted into 128,224, 168,236 and 359,784 Common Shares, respectively. At December 31, 1998, there are no Series A or B Shares outstanding.

In July 1997, the Company issued 24,000 shares of its Series C Convertible Preferred Shares ("Series C Preferred Shares"). Holders of the Series C Preferred Shares were entitled to receive cumulative dividends at the rate of 6% per annum, payable quarterly in cash or Common Shares, at the option of the Company, when and as declared by the Company's Board of Directors in preference and priority to any payment of any dividend on Common Shares.

During 1998 and 1997, holders of Series C Preferred Shares converted an aggregate of 23,400 shares and 600 shares into 4,324,710 and 68,203 Common Shares, respectively. At December 31, 1998, there were no Series C Preferred Shares outstanding.

In connection with the issuance of the Series C Preferred Shares, a total of 545,455 warrants to purchase that number of Common Shares were issued to the holders of the Series C Preferred Shares. The exercise price of the warrants is equal to $8.80. Each warrant has a three-year term, expiring July 24, 2000.

In September 1997, the Company issued 100,000 warrants, each exercisable into one Common Share, to a consultant for services to be performed on the Company's behalf. The warrants were exercised at $9.00 per share in April 1998.

In December 1998, the Company received proceeds of $7,500,000 upon completion of a private placement of 879,116 of its Common Shares and a warrant to purchase 250,000 Common Shares of the Company. The warrants are exercisable at $10.66 per share. Pursuant to the agreement, the Company may require the Shareholder to purchase an aggregate of up to $7,500,000 of additional Common Shares from the Company, at a premium to the then prevailing market price, on or before March 31, 1999. As part of this purchase, the Shareholder would receive a warrant to purchase an additional 250,000 Common Shares at an exercise price equal to 131.25% of the closing price of the Common Shares on the day preceding delivery of notice of the closing of the purchase.

At December 31, 1998, the Company had 10,766,771 Common Shares reserved for future issuances related to outstanding stock options, warrants and convertible preferred shares.

11. STOCK OPTIONS

The Company has various stock option plans that have been recommended and approved by the Board of Directors (the "Board") and, where necessary, approved by the shareholders. The plans are: (i) the 1995 Incentive Plan (the "1995 Plan"); (ii) the 1995 Non-employee Director Stock Plan (the "Directors Plan");
(iii) the 1997 Incentive Plan (the "1997 Plan"); and (iv) the 1998 Employee Incentive Plan (the "1998 Plan"). Each plan is administered by a committee appointed by the Board and is authorized to issue certain of the following: incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. Generally, awards can be granted to employees, consultants and advisors to the Company; however, the Directors Plan is restricted to non-employee Directors and the 1998 Plan specifically excludes participation by executive officers of the Company. Awards under the Directors Plan vest after six months and expire five years and six months after date of issuance. Awards under the other plans may be issued with various vesting schedules and with lives of up to ten years. Common Shares reserved for issuance under the 1995 Plan, the Directors Plan, the 1997 Plan and the 1998 Plan are 2,500,000, 300,000, 4,000,000 and 4,000,000 respectively.

The following summarizes stock option activity in 1998, 1997 and 1996:

                                                                             Number      Option Price        Weighted Average
                                                                           of Shares    Range Per Share      Exercisable Price
                                                                           ---------    ---------------      -----------------
            Outstanding at December 31, 1995                               1,223,750     $ 0.20-  7.50             $4.35
            Granted                                                        2,198,750       6.25- 14.63              7.23
            Forfeited                                                        (29,750)      0.20- 14.25              9.44
            Exercised                                                       (564,875)      0.20-  7.50              4.88
                                                                           ---------     -------------             -----
            Outstanding at December 31, 1996                               2,827,875       0.20- 14.63              6.42
            Granted                                                        2,584,750       6.63- 12.13              7.34
            Forfeited                                                     (1,316,625)      6.25- 14.63              9.02
            Exercised                                                       (248,750)      0.20-  7.50              6.33
                                                                           ---------     -------------             -----
            Outstanding at December 31, 1997                               3,847,250       0.20- 12.13              6.62
            Granted                                                        5,076,475       4.13- 13.75              7.53
            Forfeited                                                       (649,315)      6.88- 13.75              9.64
            Exercised                                                     (1,807,302)      0.20- 11.69              5.93
                                                                           ---------     -------------             -----
            Outstanding at December 31, 1998                               6,467,108     $ 0.20- 13.51             $7.23
                                                                           ---------     -------------             -----
            Exercisable at December 31, 1998                               4,391,072     $ 0.20- 13.51             $7.47
                                                                           =========     =============             =====

            Weighted average fair value of options granted during 1998                   $        4.43
                                                                                         =============

                               Options Outstanding

                                                 Weighted-Average
               Range of            Number            Remaining       Weighted-Average
            Exercise Prices     Outstanding      Contractual Life     Exercise Price
            ---------------     -----------      ----------------     --------------
            $ 0.20 -  4.64       1,770,000             4.8                $ 4.12
            $ 4.64 -  6.19         532,825             6.7                $ 5.43
            $ 6.19 -  0.29       2,914,033             3.5                $ 6.97
            $10.84 - 13.51       1,250,250             4.7                $13.01


In the fourth quarter of 1998, the Company's Board of Directors cancelled all employee stock options that were issued from August 1997 through November 1998, excluding those granted to executive officers of the Company. The cancelled stock options were replaced with stock options of the same quantity, terms and vesting schedule issued under the 1998 Plan. These new options were issued at the market price of the Company's Common Shares on the date of grant.

For the stock option plans discussed above, the Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123, ("SFAS No. 123") Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the accompanying financial statements for the stock option plans.

Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1998, 1997 and 1996 consistent with the provisions of SFAS No. 123, the estimated fair value of the options would be amortized to expense over the option's vesting period and the Company's net loss and net loss per basic and dilutive common share would have increased to the pro-forma amounts indicated below at December 31:


                                                       1998               1997               1996
            Actual:
               Net loss                           $  (28,485,000)    $  (19,784,000)    $   (8,615,000)
                                                  --------------     --------------     --------------
               Net loss per basic and dilutive
                   common share                   $        (1.31)    $        (1.19)    $        (0.64)
                                                  --------------     --------------     --------------
            Pro Forma:
               Net loss                           $  (34,490,000)    $  (28,556,000)    $  (12,800,000)
                                                  --------------     --------------     --------------
               Net loss per basic and dilutive
                   common share                   $        (1.58)    $        (1.71)    $        (0.94)
                                                  --------------     --------------     --------------

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

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996:

                                              1998         1997         1996
                                              ----         ----         ----
            Dividend yield                       0%           0%           0%
            Expected volatility              0.883        0.669        0.672
            Risk-free interest rate           5.11%        5.38%        5.48%
            Expected lives - in  years        3.00         2.50         2.25


12. NONRECURRING CHARGE


During the fourth quarter of 1998, the Company evaluated several aspects of its business and made strategic decisions that affected portions of the Company's businesses. The Company moved to consolidate separate and autonomous business units and related functional areas into one centralized WavePhore operating company. This will allow the Company to create and integrate new products and services for the business marketplace, leveraging key portions of various existing WavePhore technologies, and emphasizing a more narrow focus on key equipment customers and equipment products. As a result, an evaluation and analysis of the Company's intangible assets was conducted. Based on the projected earnings and undiscounted cash flow analysis of the affected business activities, the Company determined the fair value of certain intangibles should be adjusted. Accordingly, intangibles were revalued and $4,000,000 was recorded as a nonrecurring, non-cash charge. The nonrecurring charge also included $600,000 in costs associated with a reduction in work force resulting from the change in strategic direction. The Company does not anticipate any significant additional costs, beyond those recorded, to complete implementation of its new strategic direction.

13. INCOME TAXES

At December 31, 1998, the Company had net operating loss carryforwards of approximately $78,500,000 for U.S. federal, $1,500,000 for foreign, and $57,400,000 for state income tax purposes that expire in years 2004 through 2018 for federal income tax purposes and years 1999 through 2003 for state income tax purposes. Utilization of the net operating losses is subject to a substantial annual limitation due to "change in ownership" provisions of the Internal Revenue Code of 1986 and similar state provisions. Approximately $15,300,000 of the net operating loss carryforwards resulted from the Company's acquisition of WavePhore Networks. In addition, the net operating losses relating to the acquisition of WavePhore Networks is further limited to future taxable income of that subsidiary. At December 31, 1998, the Company also had research and development credits available totaling approximately $463,000 which begin to expire in 2004.

For financial reporting purposes, a valuation allowance of $37,461,000 has been recognized to offset a portion of the Company's deferred tax assets. That valuation allowance was increased by $14,656,000, $6,306,000 and $4,987,000 during the years ended December 31, 1998, 1997, and 1996, respectively, as a result of increased deferred tax assets created principally by the operating losses, capitalized startup costs, and stock option exercises.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax assets are as follows:

                                                         1998             1997
                                                     ------------     ------------
      Deferred tax assets:
        Capitalized start-up costs                   $  7,885,000     $  5,571,000
        Net operating loss carryforwards               29,554,000       19,024,000
        Research and development credits                  463,000          545,000
        Valuation allowances                              228,000          211,000
        Amortization of intangibles                     2,274,000        2,136,000
        Other                                             459,000          376,000
                                                     ------------     ------------
      Total deferred tax assets                        40,863,000       27,863,000
      Valuation allowance for deferred tax assets     (37,461,000)     (22,805,000)
                                                     ------------     ------------
      Net deferred taxes                                3,402,000        5,058,000
      Deferred tax liabilities:
        Intangible assets                              (3,402,000)      (5,058,000)
                                                     ------------     ------------
      Net deferred taxes                             $         --     $         --
                                                     ============     ============

The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates is a difference equal to the federal statutory rate given that the annual losses resulted in no tax benefits.

14. SAVINGS PLAN

The Company maintains a savings plan covering all qualified employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company matches 25% of employee contributions up to the first 10% of eligible employee compensation. Contributions to the savings plan during the year ended December 31, 1998, 1997 and 1996 were $145,754, $130,241 and $45,360, respectively.

15. SIGNIFICANT CUSTOMERS

No single customer accounted for more than ten percent of total revenues in 1998.

16. SEGMENT INFORMATION

WavePhore, Inc. has two reportable segments, Business Products and Services which are focused on the business marketplace, and the WaveTop products, which are focused on the consumer market. Revenues for Business Products and Services are derived from the following activities: (i) information delivery services which generate volume-based fees and revenues from the sale or rental of communication systems; and (ii) subscriptions to information services and related fee-based integration consulting services. The WaveTop product is free to the consumer, while the Company is seeking to generate revenue from advertisers, e-commerce and content-provider sponsors for the respective channels.

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers.

WavePhore's reportable segments are business units that offer different products. The reportable segments are each managed separately because of the different nature of the markets which they target.

                                                            BUSINESS
                                                          PRODUCTS AND
YEAR ENDED DECEMBER 31, 1998                WAVETOP         SERVICES           OTHER           TOTAL
                                         --------------------------------------------------------------
Revenues from external customers         $         --     $ 22,296,000     $         --    $ 22,296,000
Interest revenue                                   --            1,000          874,000         875,000
Interest expense                                3,000          207,000               --         210,000
Nonrecurring charge                            38,000        4,562,000               --       4,600,000
Depreciation and amortization expense         340,000        3,941,000           95,000       4,376,000
Segment profit (loss)                     (11,073,000)     (17,955,000)         543,000     (28,485,000)

Other significant noncash item:
    Purchased research & development                           480,000                          480,000
Segment assets                              1,319,000       32,101,000       19,567,000      52,987,000
Expenditures for long-lived assets            419,000        1,460,000          124,000       2,003,000



                                                            BUSINESS
                                                          PRODUCTS AND
YEAR ENDED DECEMBER 31, 1997                WAVETOP         SERVICES           OTHER           TOTAL
                                         --------------------------------------------------------------
Revenues from external customers         $         --     $ 22,590,000     $         --    $ 22,590,000
Interest revenue                                   --           15,000          725,000         740,000
Interest expense                                8,000          226,000            5,000         239,000
Depreciation and amortization expense         172,000        3,212,000           85,000       3,469,000
Segment profit (loss)                      (5,422,000)     (14,076,000)        (286,000)    (19,784,000)

Other significant noncash item:
    Purchased research & development               --        6,000,000               --       6,000,000
Segment assets                              1,050,000       36,563,000       15,378,000      52,991,000
Expenditures for long-lived assets            171,000        1,832,000          382,000       2,385,000



                                                            BUSINESS
                                                          PRODUCTS AND
YEAR ENDED DECEMBER 31, 1996                WAVETOP         SERVICES           OTHER           TOTAL
                                         --------------------------------------------------------------
Revenues from external customers         $         --     $ 19,020,000     $         --    $ 19,020,000
Interest revenue                                8,000            5,000          729,000         742,000
Interest expense                               14,000          183,000               --         197,000
Depreciation and amortization expense         240,000        2,668,000           73,000       2,981,000

Segment profit (loss)                      (3,492,000)      (4,567,000)        (556,000)     (8,615,000)
Segment assets                              1,410,000       25,570,000       14,582,000      41,562,000
Expenditures for long-lived assets                 --          911,000           91,000       1,002,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not Applicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

                  The directors and executive officers of the Company and their ages as of the date of this report are as follows:

             NAME                    AGE                                POSITION
             ----                    ---                                --------
David E. Deeds                       57      Chairman of the Board, Chief Executive Officer and President
R. Glenn Williamson                  42      Executive Vice President, Chief Operating Officer and Director
Kenneth D. Swenson                   49      Executive Vice President, Chief Financial Officer, Treasurer
                                             and Director
Bruce B. Cross                       57      Executive Vice President
Douglas J. Reich                     55      Senior Vice President, General Counsel and Secretary
Joseph A. Meza                       44      Vice President - Human Resources
C. Roland Haden, Ph.D.(1), (2)       58      Director
Glenn Scolnik (2)                    47      Director
J. Robert Collins, Ph.D. (1)         57      Director

---------------------------------

(1)      Member of Audit Committee.

(2)      Member of Compensation/Incentive Plan Committee.

         DAVID E. DEEDS has been Chairman of the Board, Chief Executive Officer and President of the Company since February 1990. He is also Chairman of the Board of Directors and Chief Executive Officer of WavePhore Networks, Inc., WavePhore Newscast, Inc., WavePhore WaveTop, Inc., WavePhore Labs, Inc., eWatch, Inc. and WavePhore Canada, Inc. Mr. Deeds was co-founder of Conseco, Inc. ("Conseco"), a New York Stock Exchange-listed financial services holding company, and was President, co-Chief Executive Officer and a Director of Conseco from 1979 until retiring in 1988. Mr. Deeds has over 29 years of executive level experience in management and finance of companies.

         R. GLENN WILLIAMSON has been Executive Vice President and Chief Operating Officer of the Company since April 1995, and a Director of the Company since March 1993. He is also a director of WavePhore Networks, Inc., WavePhore Newscast, Inc., WavePhore WaveTop, Inc., WavePhore Labs, Inc., and eWatch, Inc., and President of WavePhore Canada, Inc.. He was Secretary of the Company from March 1993 to July 1996, and its Treasurer from March 1993 to April 1995. He was a consultant to the Company from March 1992 to March 1993. From 1988 to 1992, Mr. Williamson was Chairman and Chief Executive Officer of Interactive Media Technologies, Inc. ("IMT"), a multimedia hardware company. From 1987 to 1988 and from 1990 to 1991, Mr. Williamson was also President of IMT.

         KENNETH D. SWENSON has been Executive Vice President and Director of the Company since December 1996 and its Chief Financial Officer and Treasurer since April 1995. He is also Treasurer of WavePhore Networks, Inc., WavePhore Newscast, Inc., WavePhore WaveTop, Inc., WavePhore Labs, Inc., eWatch, Inc. and WavePhore Canada, Inc. Mr. Swenson, a CPA, was a partner with Ernst & Young LLP, an international professional services firm, from 1983 to 1995, with responsibilities including coordination of audit, tax and business consulting services. Mr. Swenson received a B.B.A. degree in accounting from the University of Notre Dame.

         BRUCE B. CROSS has been Executive Vice President of the Company since June 1998. He was President of WavePhore WaveTop, Inc. from September 1997 to June 1998. Previously, Mr. Cross was Executive Vice President of the Company from December 1996 to September 1997, Senior Vice President of the Company from April 1995 to December 1996, Vice President from July 1993 to April 1995, and Director of Marketing from January 1993 to July 1993. From 1991 to 1992, Mr. Cross operated a private sales and marketing consulting firm, which provided consulting services to the Company, among other clients, and also operated a retail business as a sole proprietor.

         DOUGLAS J. REICH has been Senior Vice President of the Company since December 1996, and General Counsel and Secretary of the Company since July 1996. He is also Secretary of WavePhore Networks, Inc., WavePhore Newscast, Inc., WavePhore WaveTop, Inc., WavePhore Labs, Inc., eWatch, Inc. and WavePhore Canada, Inc.. Mr. Reich, an attorney, was a shareholder in the law firm of Krys Boyle Golz Reich Freedman and Scott, P.C. from 1986 to June 1996. Mr. Reich received a B.S. degree in Economics and a Juris Doctor degree from the University of Wisconsin - Madison.

         JOSEPH A. MEZA has been Vice President-Human Resources of the Company since August 10, 1998. Prior thereto, Mr. Meza had 19 years of progressively involved Human Resource management experience with Bank of America. Mr. Meza is a graduate of the Graduate School of Human Resource Management through the American Bankers Association, completed at the University of Colorado.

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

         GLENN SCOLNIK has been a director of the Company since October 1995. Mr. Scolnik has been Chief Executive Officer of Hammond, Kennedy, Whitney & Company, Inc. ("HKW"), a private capital firm located in New York, Chicago and Indianapolis, since January 1999, has been its President since January 1998, and has was a Managing Director of HKW from 1993 to 1998. He is responsible for all HKW operations and acquisitions, and works in HKW's offices in Indianapolis, Indiana. He was a merger and acquisitions attorney with the law firm of Sommer & Barnard, P.C., Indianapolis, Indiana, from 1978 to 1993. Mr. Scolnik is also a director of Control Devices, Inc. (automotive, appliance and electronic parts manufacturer).

         J. ROBERT COLLINS, PH.D. has been a director of the Company since October 1995. Mr. Collins has been a self-employed management consultant since 1998 and a member of the Adjunct Faculty of Texas A&M University since 1998. Mr. Collins was Corporate Vice President, Strategic Planning and Development, of E-Systems, Inc., a Raytheon Company (defense systems), Dallas, Texas, from 1993 to 1998. Prior thereto, he held the following positions with E-Systems, Inc.:
Vice President, Business Development, from 1991 to 1993; Product Line Vice President from 1985 to 1991; Program Director, Program Manager and System Engineer, from 1978 to 1985.

         All directors hold office until the next annual meeting of shareholders or until their successors are elected and qualified. Executive officers serve at the discretion of the Board of Directors.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

         Section 16(a) of the Securities Exchange Act of 1934 requires the Company's officers and directors, and persons who own more than ten percent of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission. Officers, directors and greater than ten percent shareholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company, or written representations that no Forms 5 were required, the Company believes that during the last fiscal year, its officers, directors and greater than ten percent beneficial owners complied with applicable Section 16(a) filing requirements.

ITEM 11. EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and the four most highly compensated Executive Officers other than the CEO (collectively, the "Named Executive Officers") for all services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1998, 1997 and 1996.

                         SUMMARY COMPENSATION TABLE (1)

                                                                                        Long - Term
                                                                                        Compensation
                                                       Annual Compensation                 Awards
                                                 ----------------------------------    ---------------
               Name and                                                   Other          Securities               All
               Principal                                                  Annual         Underlying              Other
               Position                   Year    Salary       Bonus   Compensation    Options/SARs(2)      Compensation(3)
               --------                   ----    ------       -----   ------------    ---------------      ---------------
David E. Deeds
  Chief Executive Officer and President   1998   $290,000       $0      $3,906(4)       1,100,000               $3,833
                                          1997    290,000        0       7,180(4)               0                1,534
                                          1996          0        0       7,832(4)         200,000                    0

R. Glenn Williamson
  Executive Vice President and            1998   $220,000       $0      $    0            550,000               $2,635
  Chief Operating Officer                 1997    220,000        0           0            200,000(5)             1,483
                                          1996    150,000        0           0            100,000                    0

Kenneth D. Swenson
  Executive Vice President, Chief         1998   $200,000       $0      $    0            550,000               $3,022
  Financial Officer and Treasurer         1997    200,000        0           0             75,000(6)             2,212
                                          1996    125,000        0           0            125,000                    0
Bruce B. Cross
  Executive Vice President                1998   $175,000       $0      $    0            550,000               $3,625
                                          1997    175,000        0           0            162,500(7)             2,317
                                          1996     92,000        0           0            100,000                    0
Douglas J. Reich
  Senior Vice President, General          1998   $150,000       $0      $    0            125,000               $3,400
  Counsel and Secretary                   1997    150,000        0           0            122,000(9)             2,087
                                          1996     67,500(8)     0           0            150,000                    0

----------

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

(3) Amounts shown represent the Company's contribution to the Amended WavePhore, Inc. Profit Sharing Plan and Trust ("401(k) Plan") and the taxable benefit of excess group term life insurance for the benefit of such persons.

(4) This amount represents lease fees paid by the Company for a car used by Mr. Deeds for business purposes.

(5) Includes 100,000 shares underlying a 1995 option grant repriced in 1997.

(6)      Includes 25,000 shares underlying a 1995 option grant repriced in 1997.

(7)      Includes 37,500 shares underlying a 1995 option grant repriced in 1997.

(8) Mr. Reich became an employee of the Company on July 1, 1996. His annual compensation for 1996 was $135,000.

(9) Includes 12,000 shares underlying a 1995 option grant and 100,000 shares underlying a 1996 option grant which were repriced in 1997.


                      OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                INDIVIDUAL GRANTS


                       Number of         Percentage of
                       Securities      Total Options/SARs
                       Underlying          Granted to          Exercise
                      Options/SARs        Employees in          Price          Expiration          Grant Date
        Name           Granted(1)         Fiscal 1998        (per share)          Date          Present Value(2)
        ----           ----------         -----------        -----------          ----          ----------------
David E. Deeds         500,000(3)             9.9%            $   13.00        Oct. 7, 2003        $3,825,000
                       600,000(3)            11.9%            $   4.125       Oct. 11, 2003        $1,458,000
R. Glenn Williamson    200,000(3)             4.0%            $   13.00        Oct. 7, 2003        $1,530,000
                       350,000(3)             6.9%            $   4.125       Oct. 11, 2008        $  850,500
Kenneth D. Swenson     200,000(3)             4.0%            $   13.00        Oct. 7, 2003        $1,530,000
                       350,000(3)             6.9%            $   4.125       Oct. 11, 2008        $  850,500
Bruce B.Cross          200,000(3)             4.0%            $   13.00        Oct. 7, 2003        $1,530,000
                       350,000(3)             6.9%            $   4.125       Oct. 11, 2008        $  850,500
Douglas J. Reich        75,000(3)             1.5%            $   13.00       April 7, 2004        $  573,750
                        50,000(4)             1.0%            $   4.125       Oct. 11, 2008        $  121,500

(1) Amounts shown represent the number of non-qualified stock options, without tandem stock appreciation rights ("SARs"), granted in 1998. Payment must be made in full upon exercise in cash or, with the consent of the Compensation/Incentive Plan Committee, in Common Shares of the Company. With the consent of the Compensation/Incentive Plan Committee, the option holder may elect to have Common Shares issuable upon exercise of options withheld by the Company to pay withholding taxes due.

(2) Grant date present value is based on the Black-Scholes option valuation model. The estimated values under the model are based on arbitrary assumptions as to variables such as stock price volatility, projected future dividend yield and interest rates. The estimated values use the following significant assumptions: volatility was .88; dividend yield equals 0%; risk-free interest rates (yield to maturity of 5 year treasury note at grant date) range from 3.9% to 5.8%. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated using the Black-Scholes model.

(3)      These options are presently exercisable.

(4)      These options are exercisable commencing on April 2, 1999.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUES

                                                                      Number of Securities
                                                                     Underlying Unexercised                Value of Unexercised
                                                                        Options/SARs at                  In-the-Money Options/SARs
                           Shares Acquired       Value                 Fiscal Year End(1)                   at Fiscal Year End
        Name                 on Exercise       Realized         Exercisable        Unexercisable      Exercisable      Unexercisable
        ----                 -----------       --------         -----------        -------------      -----------      -------------
David E. Deeds                       0                0          1,300,000                  0         $2,575,041                0

R. Glenn Williamson                  0                0            850,000                  0         $1,644,595                0

Kenneth D. Swenson             100,000         $840,808            725,000                  0         $1,515,558                0

Bruce B. Cross                       0                0            812,500                  0         $1,605,734                0

Douglas J. Reich               100,000         $798,500             72,000            125,000         $   63,304         $195,315

(1)      No SARs were outstanding at December 31, 1998.

         COMPENSATION OF DIRECTORS.

         The Company pays each non-employee director an annual retainer of $10,000, plus $1,000 per Board meeting and $750 per Board Committee meeting held on a date separate from a Board meeting. The Company also reimburses directors for their expenses incurred in attending board meetings. Pursuant to the 1995 Nonemployee Director Stock Plan, nonemployee directors of the Company are each granted an option immediately following each annual meeting of shareholders of the Company which option may be exercised to purchase 10,000 Common Shares of the Company, at a purchase price equal to 100% of the market price of such shares on the date of grant. Such stock options are exercisable for a five year period commencing six months after the date of grant. In accordance with the provisions of such Plan, on May 13, 1998 C. Roland Haden, Glenn Scolnik and J. Robert Collins each were granted an option to purchase 10,000 Common Shares of the Company exercisable at the price of $13.51 per share during the period commencing on November 13, 1998 and expiring on November 13, 2003. On October 12, 1998, Messrs. Haden, Scolnik and Collins were each issued Non-Qualified Stock Options under the 1997 Incentive Plan to purchase 15,000 Common Shares at the exercise price of $4.125 per share during the period commencing on January 12, 1999 and expiring on October 11, 2008.

         COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION.

         Messrs. Haden and Scolnik are members of the Compensation/Incentive Plan Committee of the Board of Directors of the Company. The Compensation/Incentive Plan Committee reviews matters relating to compensation of the executive officers of the Company and makes recommendations thereon to the Board of Directors. In addition, the Compensation/Incentive Plan Committee determines Incentive Plan awards for executive officers of the Company.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Shares, as of March 19, 1999, of
(i) each person known by the Company to beneficially own 5% or more of the outstanding Common Shares, (ii) each current director and nominee for director of the Company, (iii) each Named Executive Officer of the Company and (iv) all current directors and executive officers as a group. Such information is based upon information furnished by each such person and is correct to the best knowledge of the Company. In certain cases, shares required under rules of the Securities and Exchange Commission to be shown as beneficially owned are shares as to which the indicated person holds only rights to acquire within 60 days through the exercise of stock options or otherwise. Unless otherwise stated, the indicated persons have sole voting and investment power with respect to the shares listed. Except as otherwise indicated below, the address for each holder of more than 5% of the Company's outstanding Common Shares is the principal office of the Company. The indicated percentages are based upon the number of Common Shares of the Company outstanding as of March 19, 1999, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within 60 days of such date.

                                                       NUMBER             PERCENT
NAME                                                 OF SHARES             OWNED
---                                                 ---                   ---
David E. Deeds                                      5,364,861(1)           17.6%
R. Glenn Williamson                                   885,500(2)            3.0%
Kenneth D. Swenson                                    725,200(3)            2.5%
Bruce B. Cross                                        828,900(4)            2.8%
Douglas J. Reich                                      197,000(5)            0.7%
Joseph A. Meza                                         25,000(6)            0.1%
C. Roland Haden                                       135,000(7)            0.5%
Glenn Scolnik                                         100,000(8)            0.3%
J. Robert Collins                                      75,000(9)            0.3%

All Officers and Directors
  as a group (9 persons)                            8,336,461(10)          25.4%



1 Includes 501,963 Common Shares issuable upon conversion of Series 1994 Preferred Shares and options to purchase 1,300,000 Common Shares.

2 35,500 of these shares are held in a trust of which he is trustee and a beneficiary. Includes options to purchase 850,000 Common Shares.

3 200 of these shares are held by his spouse. Includes options to purchase 725,000 Common Shares.

4        Includes options to purchase 812,500 Common Shares.

5        Includes options to purchase 197,000 Common Shares.

6        Includes options to purchase 25,000 Common Shares.

7 70,000 of these shares are held in a family trust of which he is co-trustee and a beneficiary. Includes options to purchase 65,000 Common Shares.

8 25,000 of these shares are jointly held with his spouse. Includes options to purchase 75,000 Common Shares.

9        Includes options to purchase 75,000 Common Shares.

10 Includes options to purchase a total of 4,124,500 Common Shares and 501,963 Common Shares issuable upon conversion of Series 1994 Preferred Shares.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

             David E. Deeds, the Company's Chairman, Chief Executive Officer and President, owns 501,963 shares of the Company's Series 1994 Preferred Shares. The Series 1994 Preferred Shares have a stated value of $11.00 per share and are convertible at any time into Common Shares equal to the aggregate value of the Series 1994 Preferred Shares divided by the conversion price, as defined, which was initially set at $11.00 per share and is subject to adjustment in certain circumstances. The Series 1994 Preferred Shares are non-voting and accrue cumulative dividends at the rate of 10% per annum, payable when, as and if declared by the Board of Directors of the Company. The Company's Board of Directors approved the declaration of a 10% per annum cash dividend upon the Series 1994 Preferred Shares, payable as of April 28, 1998 and October 28, 1998. Pursuant to such dividend declarations, the Company paid or accrued a total of $552,156 in dividends on Mr. Deeds' Series 1994 Preferred Shares during the fiscal year ended December 31, 1998.

             In 1998, the Company paid a total of $459,600 to an entity owned by Mr. Deeds in connection with the Company's rental of certain equipment from such entity.

             During 1995 and 1996, the Company loaned an aggregate of $461,000 to R. Glenn Williamson, Executive Vice President, Chief Operating Officer and Director, pursuant to promissory notes bearing interest at 10% per annum. The total unpaid principal and accrued interest on such notes was repaid in April 1998.

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

         Report of Independent Auditors on Consolidated Financial Statements.

         Consolidated Financial Statements:

                  Consolidated Balance Sheets at December 31, 1998 and 1997.

                  Consolidated Statements of Operations - Years Ended December 31, 1998, 1997 and 1996.

                  Consolidated Statements of Shareholders' Equity - Years Ended December 31, 1998, 1997, 1996.

                  Consolidated Statements of Cash Flows - Years Ended December 31, 1998, 1997 and 1996.

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

                  4.3      Restated Code of By-laws of the Company (included in
                           Exhibit 3.2)

                  10.1 1994 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-79316)

                  10.2     1995 Incentive Plan (incorporated by reference to
                           Exhibit 4.3 to the Company's Registration Statement No. 33-80343)

                  10.3 1995 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-80343)

                  10.4     1997 Incentive Plan (incorporated by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

                  10.5 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                           1997)

                  10.6 Demand promissory notes from R. Glenn Williamson to the Company, dated December 31, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

                  10.7 Data Delivery Network Agreement between the Company and National Datacast, Inc., dated October 15, 1996 (confidential treatment requested as to part) (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

                  10.8 1998 Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No.333-68549).

                  10.9 Securities Purchase Agreement between the Company and Castle Creek Technology Partners LLC, effective as of December 23, 1998 (incorporated by reference to
                           Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 12, 1999)

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

                                        WAVEPHORE, INC.


Date:  March 22, 1999                   By /s/ David E. Deeds
                                               -------------------------------
                                               David E. Deeds, Chairman, Chief
                                               Executive Officer and President


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

       SIGNATURE                          TITLE                        DATE
       ---------                          -----                        ----
/s/ David E. Deeds          Chairman of the Board, Chief          March 22, 1999
-----------------------     Executive Officer and President
    David E. Deeds          (Principal Executive Officer)

/s/ R. Glenn Williamson     Executive Vice President, Chief       March 22, 1999
-----------------------     Operating Officer and Director
    R. Glenn Williamson


/s/ Kenneth D. Swenson      Executive Vice President, Chief       March 22, 1999
-----------------------     Financial Officer, Treasurer
    Kenneth D. Swenson      (Principal Financial Officer and
                            Principal Accounting Officer) and
                            Director


/s/ C. Roland Haden         Director                              March 22, 1999
-----------------------
    C. Roland Haden


/s/ Glenn Scolnik           Director                              March 22, 1999
-----------------------
    Glenn Scolnik


/s/ J. Robert Collins       Director                              March 22, 1999
-----------------------
    J. Robert Collins

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

                  4.3      Restated Code of By-laws of the Company (included in
                           Exhibit 3.2)

                  10.1 1994 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-79316)

                  10.2     1995 Incentive Plan (incorporated by reference to
                           Exhibit 4.3 to the Company's Registration Statement No. 33-80343)

                  10.3 1995 Nonemployee Director Stock Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-80343)

                  10.4     1997 Incentive Plan (incorporated by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

                  10.5 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31,
                           1997)

                  10.6 Demand promissory notes from R. Glenn Williamson to the Company, dated December 31, 1996 (incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1996)

                  10.7 Data Delivery Network Agreement between the Company and National Datacast, Inc., dated October 15, 1996 (confidential treatment requested as to part) (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

                  10.8 1998 Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No.333-68549)

                  10.9 Securities Purchase Agreement between the Company and Castle Creek Technology Partners LLC, effective as of December 23, 1998 (incorporated by reference to
                           Exhibit 10.1 to the Company's Current Report on Form 8-K filed on January 12, 1999)

                  21.1     Subsidiaries of the Company

                  23.1     Consent of Ernst & Young LLP

                  27       Financial Data Schedule