Form 10-Q
period 1999-03-31
WAVEPHORE INC
filed 1999-05-14
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999.




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

              3131 E. CAMELBACK ROAD, SUITE 320, PHOENIX, AZ 85016

                                 (602) 952-5500
               (Address, including zip code, and telephone number,
                      including area code, of registrant's
                          principal executive offices)

                     3311 N. 44th Street, Phoenix, AZ 85018
              (Former name, former address and former fiscal year,
                         if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days.

Yes     X       No
      ----          -------
The number of shares outstanding of the issuer's common stock, as of April 26, 1999:

                 COMMON SHARES, NO PAR VALUE: 28,606,458 SHARES

                                 WAVEPHORE, INC.

                                      INDEX

                                                                                Page
                                                                                ----

PART I     FINANCIAL INFORMATION

              Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  March 31, 1999 and December 31, 1998                          3

                  Condensed Consolidated Statements of Operations -
                  Three months ended March 31, 1999 and 1998                    4

                  Condensed Consolidated Statements of Cash Flows -
                  Three months ended March 31, 1999 and 1998                    5

                  Notes to Condensed Consolidated Financial Statements          6

              Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 8

              Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                             12

PART II     OTHER INFORMATION

              Item 2.  Changes in Securities and Use of Proceeds                13
              Item 6.  Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                                      14
EXHIBIT INDEX                                                                   15

                          PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                                 WavePhore, Inc.
                      Condensed Consolidated Balance Sheets

                                                                      March 31,             December 31,
                                                                        1999                    1998
                                                                        ----                    ----
                                                                     (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                                         $13,847,982            $17,719,042
   Accounts receivable                                                 3,743,798              3,999,076
   Inventories                                                         2,841,035              3,313,490
   Other receivables                                                          --                 29,308
   Prepaid expenses and other                                          1,510,293                976,933
                                                                     -----------            -----------
     Total current assets                                             21,943,108             26,037,849

Property and equipment, net                                            5,766,463              4,761,827
Intangible assets of businesses acquired, net                         20,281,565             20,616,693
Deposits and other assets                                              1,617,889              1,570,362
                                                                     -----------            -----------
Total assets                                                         $49,609,025            $52,986,731
                                                                     ===========            ===========


Liabilities and shareholders' equity
Current liabilities:

   Accounts payable                                                  $ 2,150,718            $ 1,073,214
   Accrued expenses                                                    3,250,237              2,938,371
   Deferred revenue                                                    1,989,619              1,873,618
   Bank loans                                                          1,983,408              2,000,000
   Current portion of long-term debt                                     199,183                 52,165
                                                                     -----------            -----------
     Total current liabilities                                         9,573,165              7,937,368


Long-term debt, less current portion                                      79,847                 39,563
Other long-term liabilities                                              285,570                379,342
Shareholders' equity                                                  39,670,443             44,630,458
                                                                     -----------            -----------
Total liabilities and shareholders' equity                           $49,609,025            $52,986,731
                                                                     ===========            ===========

See accompanying notes.

                                 WavePhore, Inc.
                 Condensed Consolidated Statements of Operations
                                 March 31, 1999
                                   (Unaudited)

                                                                   Three Months Ended
                                                                       March 31,
                                                             1999                    1998
                                                             ----                    ----
Revenues:
   Information delivery and
       communication systems                            $  3,961,096             $  4,140,046
   Subscription and fee services                           1,717,773                1,274,653
                                                        ------------             ------------
   Total revenues                                          5,678,869                5,414,699
   Cost of revenues                                        2,966,698                2,986,201
                                                        ------------             ------------
   Gross margin                                            2,712,171                2,428,498

Operating expenses:
   Research and development                                3,105,637                2,250,703
   Sales and marketing                                     3,254,554                3,056,482
   General and administrative                              1,525,800                1,488,397
   Amortization                                              399,194                  622,884
                                                        ------------             ------------
                                                           8,285,185                7,418,466
                                                        ------------             ------------
Loss from operations                                      (5,573,014)              (4,989,968)


Other (income) expense:
   Interest expense                                           56,983                   52,630
   Interest income                                          (213,094)                (215,340)
   Other                                                      11,668                   (3,750)
                                                        ------------             ------------
                                                            (144,443)                (166,460)
                                                        ------------             ------------

Net loss                                                $ (5,428,571)            $ (4,823,508)
                                                        ============             ============

Less:  Preferred stock dividends                             138,039                  576,806
                                                        ------------             ------------

Net loss after preferred stock dividends                $ (5,566,610)            $ (5,400,314)
                                                        ============             ============


Basic and dilutive net loss per common share            $      (0.19)            $      (0.26)
                                                        ============             ============

Basic and dilutive net loss per common share

  after preferred stock dividends                       $      (0.19)            $      (0.30)
                                                        ============             ============

Number of shares used in per share

     calculation                                          28,629,978               18,287,319
                                                        ============             ============

See accompanying notes.

                                 WavePhore,Inc.
                 Condensed Consolidated Statements of Cash Flows
                                 March 31, 1999
                                   (Unaudited)

                                                                         Three months ended
                                                                 March 31,                 March 31,
                                                                   1999                      1998
                                                                   ----                      ----
OPERATING ACTIVITIES:
Net loss                                                       $ (5,428,571)            $ (4,823,508)
Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization                                  980,280                1,033,516
     Provision for doubtful accounts                                 60,000                   60,000
     Changes in operating assets and liabilities                  1,512,049                2,952,828
                                                               ------------             ------------
Net cash used in operating activities                            (2,876,242)                (777,164)

INVESTING ACTIVITIES:

     Purchase of property and equipment                          (1,567,642)                (402,405)
     Purchase of business, net of cash acquired                     (49,067)                      --
     Other                                                          (15,000)                      --
                                                               ------------             ------------
Net cash used in investing activities                            (1,631,709)                (402,405)

FINANCING ACTIVITIES:
     Issuance of common stock, net                                  589,974                1,338,606
     Borrowings from bank and other                                 240,000                  200,000
     Payments on debt and capital lease obligations                 (69,290)                (491,822)
     Purchase of treasury shares                                    (58,566)                      --
     Gain (loss) on foreign currency translation                    (10,710)                      --
     Other                                                          (54,517)                 (36,038)
                                                               ------------             ------------
Net cash provided by financing activities                           636,891                1,010,746
                                                               ------------             ------------
Net decrease in cash and cash equivalents                        (3,871,060)                (168,823)
Cash and cash equivalents at beginning of period                 17,719,042               11,552,646
                                                               ------------             ------------
Cash and cash equivalents at end of period                     $ 13,847,982             $ 11,383,823
                                                               ============             ============

See accompanying notes.

                                 WavePhore, Inc.
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 1999
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended March 31, 1999 are not necessarily indicative of the results to be expected for the entire year.

(2)      RECLASSIFICATIONS

         Certain amounts presented for the three months ended March 31, 1998 have been reclassified to conform to March 31, 1999 presentation.

(3)      INVENTORIES

         Inventories consist of the following:

                            March 31,            December 31,
                              1999                  1998
                              ----                  ----
Finished goods             $  487,937            $  555,321
Work-in-process             1,123,453             1,016,123
Raw materials               1,229,645             1,742,046
                           ----------            ----------
                           $2,841,035            $3,313,490
                           ==========            ==========

(4)   SEGMENT INFORMATION

                                                                     Business
                                                                   Products and
Three Months Ended March 31, 1999               WaveTop              Services              Other                Total
---------------------------------               -------              --------              -----                -----
Revenues from external customers             $         --         $  5,679,000         $         --         $  5,679,000
Interest revenue                                       --                9,000              204,000              213,000
Interest expense                                       --                4,000               53,000               57,000
Depreciation and Amortization expense             108,000              842,000               30,000              980,000
Segment profit (loss)                          (1,889,000)          (2,060,000)          (1,480,000)          (5,429,000)
Segment assets                                  1,352,000           32,326,000           15,931,000           49,609,000
Expenditures for long-lived assets                 20,000            1,474,000               74,000            1,568,000


                                                                     Business
                                                                   Products and
Three Months Ended March 31, 1998               WaveTop              Services              Other                 Total
---------------------------------               -------              --------              -----                 -----
Revenues from external customers             $        --        $ 5,415,000             $        --          $ 5,415,000
Interest revenue                                      --                 --                 215,000              215,000
Interest expense                                      --             51,000                   2,000               53,000
Depreciation and Amortization expense             78,000            934,000                  21,000            1,033,000
Segment assets                                 1,098,000         33,705,000              14,467,000           49,270,000
Expenditures for long-lived assets               103,000            286,000                  13,000              402,000

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. There are no intersegment sales or transfers.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         WavePhore, Inc. (the "Company") partners with providers of news, business data, Internet-based content and multimedia programming in order to deliver customized information and quality content to an information-dependent society. The Company enables people and enterprises to more efficiently receive, manage and productively use all types of urgent, insightful, and relevant information. The Company's technologies and services aggregate, filter, customize and distribute digital content (text, graphics, music and video) using a wide range of reliable, low-cost broadcast, satellite and Internet-based delivery systems. It has technology sourcing and strategic alliances with Microsoft, Intel, and PBS National Datacast, among others, in addition to information service agreements with approximately two hundred Fortune 1000 companies worldwide.

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

         The Company's Newscast(TM) Today service allows business users to create customized information profiles and have news and information matching those profiles electronically "clipped" from a large variety of information sources and delivered to the corporate users' PCs. The Newscast service, which incorporates hardware and software elements, enables end-users to filter real-time news and other data from information providers and allows integration of this information into an organization's local area network or e-mail system for delivery to persons who need timely access to such information. In April, 1999, the Company announced the availability of the beta release of WavePhore NewsPak. NewsPak enables easy integration of streaming real-time news, selected from more than 70 industry categories, into web sites.

         The Company's WaveTop(TM) ("WaveTop") service is a wireless consumer broadcast service medium for delivering entertainment, news and other information to the home PC user. The WaveTop broadcast service delivers news, sports and entertainment programming, utilizing the vertical blanking interval ("VBI") of existing analog TV broadcast signals, to broadcast ready PCs or TV/PCs, without the bandwidth limitations associated with the Internet. WaveTop leverages its partnership with PBS National Datacast, Inc., by broadcasting data over the broadcast signals of 264 PBS member stations. The WaveTop service is free of charge to the consumer. The Company is seeking to generate revenue from advertisers and content-provider sponsors for the respective "channels". Through a strategic partnership with Microsoft, Inc., the WaveTop software is included within the Windows(R) 98 operating system. WaveTop software is bundled with TV tuner boards of most of the manufacturers of such products, as well as with several PC Original Equipment Manufacturers ("OEMs"). The tuner boards are an integral piece of hardware, allowing the PC to be broadcast ready. The WaveTop service, currently reaches the top 100 markets and is available in 99% of U.S. households. In April, 1999, the Company introduced a new suite of applications, the "WavePhore Digital Broadcast Suite", which will give broadcasters a cost-effective end-to-end solution for sending Internet data over analog and digital broadcast systems. The Company also announced an agreement with General Instrument ("GI") which provides for the bundling of the WavePhore Digital Broadcast Suite with GI's encoding equipment, and presents it to broadcasters and cable systems in the U.S., as they make their transition to digital television. Additionally the Company is developing a television-oriented version of the WaveTop service for integration with digital television set-top boxes.

RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH 31, 1999 AND 1998

Revenues

         Revenues are currently derived primarily from the following activities:
(i) information delivery services generate volume-based fees and revenues, and from the sale or rental of communication systems; and (ii) subscriptions to information services and related fee-based integration consulting services. Revenues for the three months ended March 31, 1999 and 1998 were $5,679,000 and $5,415,000, respectively. First quarter subscription and fee services increased 35% over the same prior year period. Information delivery services and communication systems sales were impacted by decreased overseas sales of communication systems, caused primarily by economic turmoil in certain international markets.

Cost of Revenues

         Cost of revenues consists primarily of costs associated with transmitting news services to customer sites, royalties to information content providers and costs of computer hardware and software sold to customers. Cost of revenues for the quarters ended March 31, 1999 and 1998 were $2,967,000 and $2,986,000, respectively. The decrease in costs corresponds to the decrease in communication system sales as discussed above. Gross margins were 48% in 1999 and 45% in 1998. Margins have steadily improved as a larger percentage of the Company's revenue is generated by higher margined products such as information delivery and subscription services. The Company anticipates this trend will continue.

Research and Development

         Product development expenses consist primarily of design, testing and support of the Company's existing and developing hardware, software and services. Research and development expenses for the quarter ended March 31, 1999 and 1998 were $3,106,000 and $2,251,000, respectively. The increase can be attributed primarily to the acquisition of WavePhore Labs, Inc. in May of 1998 and eWatch, Inc. in November of 1998. The Company is integrating products and services acquired, and is adding product offerings to its online news delivery service in the business to business market. Additionally, the Company continues to invest heavily in its WaveTop service to enhance and add to its many features.

Sales and Marketing

                  Sales and marketing expenses for the first quarters of 1999 and 1998 were $3,255,000 and $3,056,000, respectively. Expenses for the quarter increased, approximately $198,000 or 6% from 1998, which can be attributed primarily to the WavePhore Labs and eWatch acquisitions.

General and Administrative

         General and administrative expenses for the quarters ended March 31, 1999 and 1998 were comparable at $1,526,000 and $1,488,000 respectively.

Amortization

         Amortization expense was $399,000 and $623,000 for the quarters ending March 31, 1999 and 1998, respectively. During the fourth quarter of 1998, the Company evaluated several aspects of its business and made strategic decisions that affected portions of the Company's businesses. The Company moved to consolidate separate and autonomous business units and related functional areas into one centralized WavePhore operating company. The move has and will continue to allow the Company to create and integrate new products and services for the business marketplace, leverage key portions of various existing WavePhore technologies, and emphasize a more narrow focus on key equipment customers and equipment products. As a result, an evaluation and analysis of the Company's intangible assets was conducted. Based on the projected earnings and undiscounted cash flow analysis of the affected business activities, the Company determined the fair value of certain intangibles should be adjusted. Accordingly, intangibles were revalued, and $4,000,000 was recorded as a nonrecurring, non-cash charge at that time. The nonrecurring charge in 1998 resulted in reduced amortization expense in the first quarter of 1999 compared to the same quarter of the prior year.

Interest Expense and Interest Income

         Interest expense for the first quarters of 1999 and 1998 were comparable, as was interest income.

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 1999 and 1998, the Company used cash in its operations of $2,876,000 and $777,000, respectively. Cash used in operations amounts are reduced by non-cash charges of depreciation and amortization. Cash flows used in investing activities were $1,632,000 in 1999 and $402,000 in 1998. During 1999 and 1998, the Company's capital expenditures totaled $1,568,000 and $402,000, respectively. Additionally, 10,000 treasury shares were purchased for $58,600.

         The Company received cash from financing activities of $637,000 in 1999 and $1,011,000 in 1998. The generation of cash in 1999 and 1998 was primarily from the issuance of common shares in connection with the exercise of employee stock options and from the exercise of Series B Preferred Share warrants. The Board of Directors of the Company approved a stock repurchase program under which the Company may purchase up to 1,000,000 shares of its Common Shares through open market transactions at prevailing market prices.

         Depending upon the pace of revenue growth during 1999, the Company may need additional equity funding and/or credit facilities to support operating activities late in 1999. If necessary, the Company believes that it will be able to generate additional funding for operations and its accelerated internal growth plans, through equity offerings similar to those it has completed in the past. Additionally, the Company currently has credit facilities available totaling $7,000,000.

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

         The Company could be impacted by any failure of its own IT and Business Systems, as well as that of its suppliers, customers and business partners. The Company relies on computer hardware, software and related technology, together with data, in the operation of its business. Such technology and data are used in creating and delivering the Company's products and services, as well as the Company's internal operations, such as billing and accounting. The Company has implemented an enterprise-wide Year 2000 compliance program utilizing a Year 2000 team, including the executive officers of the Company, to identify and evaluate its IT and Business Systems, to identify and assess Year 2000 issues related thereto, and to develop and implement a testing, remediation, and contingency plan. The Year 2000 program has compiled a detailed inventory of the hardware and software used in the Company's IT and Business Systems operations and has substantially completed testing the components for Year 2000 compliance. The Company is using the results of such procedures to determine which systems are compliant, and which will be replaced or remediated. The Company believes that replacement or remediation of its critical IT and Business Systems will be substantially completed by September 30, 1999.

          The Year 2000 plan also includes resolving any Year 2000 issues that are related to the Company's customers, suppliers and business partners. Accordingly, the Company has sent correspondence to its information providers, vendors and other suppliers requesting confirmation that they have a Year 2000 compliance program, the date they expect to be Year 2000 compliant, and to warrant their products and services will function properly with respect to dates after December 31, 1999. Because of the vast number of Business Systems used by such third parties and their varying levels of Year 2000 readiness, it is difficult to access the likelihood and impact of a malfunction due to third party Year 2000 issues. The Company is not currently aware of any business relationships with key third parties which it believes will be likely to result in a significant disruption of its business. However, such a Year 2000 failure could occur and have a material adverse affect on the Company. The Company currently believes that its greatest Year 2000 risk is with its utility suppliers, information providers, financial institutions, and suppliers of telecommunications services, in the United States and various other locations throughout the world in which the Company operates. Potential consequences of the failure of the Company or key third parties to have Year 2000 compliant systems include the failure to operate due to an interuption of utility and property services, disruption, delays or errors in information collection, management and distribution, network operation failures, the inability to deliver products and services to or for customers, and delays in receiving inventory and supplies. If any of such events were to occur, the results could have a material adverse impact on the Company and its operations.

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

         The Company estimates that the total cost of the Year 2000 Program will be $100,000, which is being funded by available cash. To date, the Company has incurred approximately $50,000 ($20,000 expensed and $30,000 capitalized for new systems and equipment) related to all phases of the Year 2000 Program. The Company believes that approximately 50% of its remaining estimated Year 2000 Program costs relate to remediation and will be expensed as incurred.

         The Company believes it has an effective Year 2000 Program in place to resolve Year 2000 issues in a timely manner. However, as noted above, the Company has not yet completed all necessary phases of the Year 2000 Program. The scheduled completion dates and costs associated with the various components of the Company's Year 2000 program are estimates and are subject to change. The failure of the Company to complete any additional phases could have a material adverse impact on the Company and its operations. In addition, disruptions in the economy generally resulting from Year 2000 issues could also materially adversely affect the Company.

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

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

         The Company's exposure to market risk relates primarily to fluctuations in short-term interest rates. The Company has performed a sensitivity analysis and determined that based on current economic conditions, changes in short-term interest rates would not have a material affect on its operating results or financial condition.

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

         On March 31, 1999, the Company issued 164,580 Common Shares to Paracel Online Systems, Inc. ("Paracel Online") as additional consideration, based on achieving certain financial performance, pursuant to an Agreement for the Purchase and Sale of Assets among the Company, WavePhore Newscast, Paracel Online and Paracel, Inc., dated May 29, 1997. The Common Shares issued to Paracel Online were valued at $1,433,903. The Common Shares were issued pursuant to the non-public offering exemption from registration in Section 4(2) of the Securities Act of 1933, as amended. The resale of such Common Shares is covered by a currently effective SEC Registration Statement.

Item 6. Exhibits and Reports on Form 8-K.

(a)      The following exhibits are included herein:

27       Financial Data Schedule.

(b)      Reports on Form 8-K.

On January 12, 1999, the Company filed a report on Form 8-K, reporting in Item 5 the issuance as of December 23, 1998 of 879,116 Common Shares and a Warrant to purchase 250,000 Common Shares for total consideration of $7,500,000 in a private placement to an institutional investor. The resale of such Common Shares is covered by a currently effective SEC Registration Statement.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WavePhore, Inc.

Date:  May  14, 1999            By /s/  David E. Deeds
                                   ---------------------------------------
                                   David E. Deeds,
                                   President and Chief Executive Officer
                                   (Duly Authorized Officer)

Date: May  14, 1999             By /s/ Kenneth D. Swenson
                                   -----------------------------------------
                                   Kenneth D. Swenson,
                                   Executive Vice President, Chief Financial
                                   Officer and Treasurer
                                   (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX

         Exhibit                                     Exhibit
         Number                                      Description
         ------                                      -----------
         27                                          Financial Data Schedule