Form 10-Q
period 1999-06-30
WAVO CORP
filed 1999-08-16
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999.

                                       OR

(   )      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934.

                         Commission File Number: 0-24858

                                WAVO CORPORATION
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

                                 WavePhore, Inc.
      (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to the filing requirements for the past 90 days.

Yes ___ X___    No  _______

The number of shares outstanding of the issuer's common stock, as of August 9, 1999:

                 COMMON SHARES, NO PAR VALUE: 28,924,230 SHARES

                                WAVO CORPORATION
                                      INDEX

                                                                                               Page
                                                                                               ----
PART I     FINANCIAL INFORMATION

              Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  June 30, 1999 and December 31, 1998                                            3

                  Condensed Consolidated Statements of Operations -
                  Three and six months ended June 30, 1999 and 1998                              4

                  Condensed Consolidated Statements of Cash Flows -
                  Six months ended June 30, 1999 and 1998                                        5

                  Notes to Condensed Consolidated Financial Statements                           6

              Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                  8

              Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                                              13

PART II     OTHER INFORMATION

              Item 2.  Changes in Securities and Use of Proceeds                                 14

              Item 6.  Exhibits and Reports on Form 8-K                                          14

SIGNATURES                                                                                       15
EXHIBIT INDEX                                                                                    16

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                WAVO Corporation
                      Condensed Consolidated Balance Sheets

                                                                     June 30,              December 31,
                                                                       1999                    1998
                                                                    -----------            ------------
                                                                    (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                       $  5,380,126            $ 17,719,042
   Accounts receivable                                                4,094,292               3,999,076
   Inventories                                                        2,275,936               3,313,490
   Other receivables                                                          -                  29,308
   Prepaid expenses and other                                         1,731,955                 976,933
                                                                   ------------            ------------
     Total current assets                                            13,482,309              26,037,849

Property and equipment, net                                           5,901,820               4,761,827
Intangible assets of businesses acquired, net                        22,053,146              20,616,693
Deposits and other assets                                             1,629,935               1,570,362
                                                                   ------------            ------------
Total assets                                                       $ 43,067,210            $ 52,986,731
                                                                   ============            ============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                                $  1,608,467            $  1,073,214
   Accrued expenses                                                   1,509,285               2,938,371
   Deferred revenue                                                   2,025,990               1,873,618
   Bank loans                                                         1,784,509               2,000,000
   Current portion of long-term debt                                    200,804                  52,165
                                                                   ------------            ------------
     Total current liabilities                                        7,129,055               7,937,368

Long-term debt, less current portion                                     30,676                  39,563
Other long-term liabilities                                             276,375                 379,342
Shareholders' equity                                                 35,631,104              44,630,458
                                                                   ------------            ------------
Total liabilities and shareholders' equity                         $ 43,067,210            $ 52,986,731
                                                                   ============            ============


See accompanying notes.

                                WAVO Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                                Three Months Ended                        Six Months Ended
                                                                      June 30,                                 June 30,
                                                          ----------------------------------       --------------------------------
                                                              1999                 1998                  1999               1998
                                                          ------------          ------------       -------------      -------------
Revenues:
   Information delivery and
       communication systems                              $  4,497,911          $  5,168,989       $   8,459,007      $   9,309,035
   Subscription and fee services                             1,542,650             1,645,986           3,260,423          2,920,639
                                                          ------------          ------------       -------------      -------------
   Total revenues                                            6,040,561             6,814,975          11,719,430         12,229,674
   Cost of revenues                                          3,144,307             3,350,287           6,111,005          6,336,487
                                                          ------------          ------------       -------------      -------------
   Gross margin                                              2,896,254             3,464,688           5,608,425          5,893,187

Operating expenses:
   Research and development                                  3,004,207             2,631,993           6,109,844          4,882,696
   Sales and marketing                                       3,691,345             3,652,112           6,945,899          6,708,593
   General and administrative                                1,423,651             1,610,700           2,949,451          3,099,098
   Amortization                                                412,825               633,994             812,019          1,256,878
                                                          ------------          ------------       -------------      -------------
                                                             8,532,028             8,528,799          16,817,213         15,947,265
                                                          ------------          ------------       -------------      -------------
Loss from operations                                        (5,635,774)           (5,064,111)        (11,208,788)       (10,054,078)

Other (income) expense:
   Interest expense                                             42,819                58,382              99,803            111,012
   Interest income                                            (126,088)             (230,857)           (339,182)          (446,197)
   Other                                                           492                  (796)             12,160             (4,546)
                                                          ------------          ------------       -------------      -------------
                                                               (82,777)             (173,271)           (227,219)          (339,731)
                                                          ------------          ------------       -------------      -------------

Net loss                                                  $ (5,552,997)         $ (4,890,840)      $ (10,981,569)     $  (9,714,347)
                                                          ============          ============       =============      =============
Less:  Preferred stock dividends                               138,039               439,185             276,078          1,015,991
                                                          ------------          ------------       -------------      -------------
Net loss after preferred stock dividends                  $ (5,691,036)         $ (5,330,025)      $ (11,257,647)     $ (10,730,338)
                                                          ============          ============       =============      =============
Basic and dilutive net loss per common share              $      (0.19)         $      (0.23)      $       (0.38)     $       (0.50)
                                                          ============          ============       =============      =============
Basic and dilutive net loss per common share
  after preferred stock dividends                         $      (0.20)         $      (0.25)      $       (0.39)     $       (0.55)
                                                          ============          ============       =============      =============
Number of shares used in per share
     calculation                                            28,729,618            20,904,905          28,651,510         19,603,420
                                                          ============          ============       =============      =============


See accompanying notes.

                                WAVO Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                       Six months ended
                                                                 -------------------------------
                                                                   June 30,           June 30,
                                                                     1999               1998
                                                                 ------------       ------------
Operating activities:
Net loss                                                         $(10,981,569)      $ (9,714,347)
Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization                                  2,056,206          2,096,070
     Loss on disposal of assets                                            --                827
     Provision for doubtful accounts                                   65,000             95,000
     Changes in operating assets and liabilities                      631,499          1,963,543
                                                                 ------------       ------------
Net cash used in operating activities                              (8,228,864)        (5,558,907)

Investing activities:
     Purchase of property and equipment                            (2,363,276)          (841,763)
     Purchase of business, net of cash acquired                    (1,483,054)          (117,231)
     Other                                                            (15,000)                --
                                                                 ------------       ------------
Net cash used in investing activities                              (3,861,330)          (958,994)

Financing activities:
     Issuance of preferred shares, net                                     --            283,500
     Payment of preferred stock dividend                             (276,080)          (431,443)
     Issuance of common stock, net                                    722,548         14,677,858
     Borrowings from bank and other                                   240,000            200,000
     Payments on debt and capital lease obligations                  (315,739)          (507,064)
     Purchase of treasury shares                                     (522,878)                --
     Other                                                            (96,573)           (20,520)
                                                                 ------------       ------------
Net cash provided by (used in) financing activities                  (248,722)        14,202,331
                                                                 ------------       ------------
Net increase (decrease) in cash and cash equivalents              (12,338,916)         7,684,430
Cash and cash equivalents at beginning of period                   17,719,042         11,552,646
                                                                 ------------       ------------
Cash and cash equivalents at end of period                       $  5,380,126       $ 19,237,076
                                                                 ============       ============


See accompanying notes.

                                WAVO Corporation
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended June 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

(2)      RECLASSIFICATIONS

         Certain amounts presented for the three and six months ended June 30, 1998 have been reclassified to conform to June 30, 1999 presentation.

(3)      INVENTORIES

         Inventories consist of the following:

                               June 30,          December 31,
                                 1999                1998
                             -----------         -----------
Finished goods               $   384,567         $   555,321
Work-in-process                1,048,459           1,016,123
Raw materials                    842,910           1,742,046
                             -----------         -----------
                             $ 2,275,936         $ 3,313,490
                             ===========         ===========

                                WAVO Corporation
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 1999
                                   (Unaudited)

(4)   SEGMENT INFORMATION

-----------------------------------------------------------------------------------------------------------------------
                                                                     Business
                                                                   Products and
Three Months Ended June 30, 1999                     WaveTop          Services            Other               Total
-----------------------------------------------------------------------------------------------------------------------
Revenues from external customers                 $        --         $ 6,040,000      $        --          $ 6,040,000
Interest revenue                                          --                  --          126,000              126,000
Interest expense                                          --               2,000           41,000               43,000
Depreciation and amortization expense                110,000             935,000           31,000            1,076,000
Segment profit (loss)                             (1,727,000)         (2,189,000)      (1,637,000)          (5,553,000)
Segment assets                                     1,252,000          33,910,000        7,905,000           43,067,000
Expenditures for long-lived assets                    21,000             597,000          177,000              795,000

-----------------------------------------------------------------------------------------------------------------------
                                                                       Business
                                                                     Products and
Three Months Ended June 30, 1998                     WaveTop            Services           Other               Total
-----------------------------------------------------------------------------------------------------------------------
Revenues from external customers                 $        --         $ 6,815,000      $        --          $ 6,815,000
Interest revenue                                          --                  --          231,000              231,000
Interest expense                                          --              58,000               --               58,000
Depreciation and amortization expense                 78,000             962,000           23,000            1,063,000
Segment profit (loss)                             (1,968,000)         (1,670,000)      (1,253,000)          (4,891,000)
Segment assets                                     1,757,000          35,919,000       21,374,000           59,050,000
Expenditures for long-lived assets                   164,000             256,000           20,000              440,000

-----------------------------------------------------------------------------------------------------------------------
                                                                      Business
                                                                    Products and
Six Months Ended June 30, 1999                       WaveTop          Services             Other               Total
-----------------------------------------------------------------------------------------------------------------------
Revenues from external customers                 $        --        $ 11,719,000      $        --         $ 11,719,000
Interest revenue                                          --               9,000          330,000              339,000
Interest expense                                          --              18,000           94,000              112,000
Depreciation and amortization expense                218,000           1,777,000           61,000            2,056,000
Segment profit (loss)                             (3,616,000)         (4,249,000)      (3,117,000)         (10,982,000)
Segment assets                                     1,252,000          33,910,000        7,905,000           43,067,000
Expenditures for long-lived assets                    41,000           2,071,000          251,000            2,363,000

-----------------------------------------------------------------------------------------------------------------------
                                                                      Business
                                                                    Products and
Six Months Ended June 30, 1998                       WaveTop           Services            Other               Total
-----------------------------------------------------------------------------------------------------------------------
Revenues from external customers                 $        --        $ 12,230,000      $        --         $ 12,230,000
Interest revenue                                          --                  --          446,000              446,000
Interest expense                                          --             104,000            2,000              106,000
Depreciation and amortization expense                156,000           1,896,000           44,000            2,096,000
Segment profit (loss)                             (3,500,000)         (3,687,000)      (2,527,000)          (9,714,000)
Segment assets                                     1,757,000          35,919,000       21,374,000           59,050,000
Expenditures for long-lived assets                   267,000             542,000           33,000              842,000


The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. There are no intersegment sales or transfers.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         WAVO Corporation (the "Company") partners with providers of news, business data, Internet-based content and multimedia programming in order to deliver customized information and quality content to an information - dependent society. The Company enables people and enterprises to more efficiently receive, manage and productively use all types of urgent, insightful, and relevant information. The Company's technologies and services aggregate, filter, customize and distribute digital content (text, graphics, music and video) using a wide range of reliable, low-cost broadcast, satellite and Internet-based delivery systems. It has technology sourcing and strategic alliances with Microsoft, Intel, and PBS National Datacast, among others, in addition to information service agreements with approximately two hundred Fortune 1000 companies worldwide.

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

         The Company's Newscast(TM) Today service allows business users to create customized information profiles and have news and information matching those profiles electronically "clipped" from a large variety of information sources and delivered to the corporate users' PCs. The Newscast service, which incorporates hardware and software elements, enables end-users to filter real-time news and other data from information providers and allows integration of this information into an organization's local area network or e-mail system for delivery to persons who need timely access to such information. In April, 1999, the Company announced the availability of the beta release of WAVO NewsPak. NewsPak provides a packaged news solution to companies who want to incorporate real-time news from the world's leading sources into their intranets or their Internet web sites.

         The Company's WaveTop(TM) ("WaveTop") service is a wireless consumer broadcast service medium for delivering entertainment, news and other information to the home PC user. The WaveTop broadcast service delivers news, sports and entertainment programming, utilizing the vertical blanking interval ("VBI") of existing analog TV broadcast signals, to broadcast ready PCs or TV/PCs, without the bandwidth limitations associated with the Internet. WaveTop leverages its partnership with PBS National Datacast, Inc., by broadcasting data over the broadcast signals of 264 PBS member stations. The WaveTop service is free of charge to the consumer. The Company is seeking to generate revenue from advertisers and content-provider sponsors for the respective "channels". Through a strategic partnership with Microsoft, Inc., the WaveTop software is included within the Windows(R) 98 operating system. WaveTop software is bundled with TV tuner boards of most of the manufacturers of such products, as well as with several PC Original Equipment Manufacturers ("OEMs"). The tuner boards are an integral piece of hardware, allowing the PC to be broadcast ready. The WaveTop service, currently reaches the top 100 markets and is available in 99% of U.S. households. In April, 1999, the Company introduced a new suite of applications, the "WAVO Digital Broadcast Suite", which will give broadcasters a cost-effective end-to-end solution for sending Internet data over analog and digital broadcast systems. The Company also announced an agreement with General Instrument ("GI") which provides for the bundling of the WAVO Digital Broadcast Suite with GI's encoding equipment, and presents it to broadcasters and cable systems in the U.S., as they make their transition to digital television. Additionally the Company is developing a television-oriented version of the WaveTop service for integration with digital television set-top boxes. In the second half of 1999, the Company will launch a new entertainment-focused offering called JamCast. The product provides users with rich media entertainment files for music and games that are broadcast to their PC 24 hours a day over the PBS television signal. The product is built upon the technology used in the WaveTop service.

         In connection with the Company's continued integration of its operations, the Company's Senior Management proposed a simplification of the Company name to WAVO Corporation and also adopted a new corporate tagline to summarize the Company's function: "Moving Media".

RESULTS OF OPERATIONS - THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 1999 AND 1998

Revenues

         Revenues are currently derived primarily from the following activities:
(i) information delivery services generate volume-based fees and revenues, and from the sale or rental of communication systems; and (ii) subscriptions to information services and related fee-based integration consulting services. Revenues for the six months ended June 30, 1999 and 1998 were $11,719,000 and $12,230,000, respectively. Revenues for the second quarter were down $774,000 from the same prior year quarter, the result of a decline in Communication Systems shipped overseas. Equipment sales decreased $689,000 in the second quarter of 1999 as compared to the second quarter of 1998 although the downward trend is reversing as equipment sales have grown the past three quarters.

Cost of Revenues

         Cost of revenues consists primarily of costs associated with transmitting news services to customer sites, royalties to information content providers and costs of computer hardware and software sold to customers. Cost of revenues for the quarters ended June 30, 1999 and 1998 were $3,144,000 and $3,350,000, respectively, while the costs for the six month periods ending June 30 were $6,111,000 in 1999 and $6,336,000 in 1998. The decrease in costs corresponds to the decrease in Communication System sales as discussed above. Year to date gross margins were 48% in both 1999 and 1998.

Research and Development

         Product development expenses consist primarily of design, testing and support of the Company's existing and developing hardware, software and services. Research and development expenses for the quarter ended June 30, 1999 increased 14% to $3,004,000 from the second quarter of 1998. Year to date expenses increased 25% to $6,110,000 over the prior year period. The increases can be attributed primarily to the acquisition of WavePhore Labs, Inc. in May, 1998 and eWatch, Inc. in November, 1998. The Company is integrating products and services acquired, and is adding product offerings to its online news delivery service in the business-to-business market. Additionally, the Company continues to invest in its NewsPak and Jamcast services.

Sales and Marketing

                  Sales and marketing expenses for the first six months of 1999 increased $237,000, or 3.5% from the first six months of 1998. Increased costs can be attributed to increased compensation and related employee costs, as well as additional advertising and promotional costs. Expenses for the three month periods were comparable from year to year.

General and Administrative

         General and administrative expenses for the second quarter ended June 30, 1999 and 1998 decreased $187,000 or 12%. Year to date expenses at June 30, 1999 decreased $150,000 or 5% from the comparable period in 1998. The reduction is primarily attributable to reduced professional fees being incurred in 1999.

Amortization

         Amortization expense was $812,000 and $1,257,000 for the six months ending June 30, 1999 and 1998, respectively. During the fourth quarter of 1998, the Company evaluated several aspects of its business and made strategic decisions that affected portions of the Company's businesses. The Company moved to consolidate separate and autonomous business units and related functional areas into one centralized WAVO operating company. The move has and will continue to allow the Company to create and integrate new products and services for the business marketplace, leverage key portions of various existing WAVO technologies, and emphasize a more narrow focus on key equipment customers and equipment products. As a result, an evaluation and analysis of the Company's intangible assets was conducted. Based on the projected earnings and undiscounted cash flow analysis of the affected business activities, the Company determined the fair value of certain intangibles should be adjusted. Accordingly, intangibles were revalued, and $4,000,000 was recorded as a nonrecurring, non-cash charge at that time. The nonrecurring charge in 1998 resulted in reduced amortization expense in the first six months and second quarter of 1999 compared to the same periods of the prior year.

Interest Expense and Interest Income

         Interest expense for the first six months of 1999 and 1998 was comparable. Interest income declined in the first six months of 1999 as compared to 1998 due to a reduction in cash available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 1999 and 1998, the Company used cash in its operations of $8,229,000 and $5,559,000, respectively. The increase in cash used in operations is tied primarily to the increase in net loss from 1998 to 1999 and a reduction in accounts receivable from December 1997 to June 1998. Cash used in operations for the first six months of 1998 was reduced by the collection of approximately $2,000,000 of accounts receivable related to significant shipments of Communication Systems Equipment that occurred in late 1997.

          Cash used in operations amounts are reduced by non-cash charges of depreciation and amortization. Cash flows used in investing activities were $3,861,000 in 1999 and $959,000 in 1998. The increase is partially due to the Company's capital expenditures which totaled $2,363,000 in 1999 and $842,000 in 1998. The Company also made a $1,400,000 incentive payment in connection with a previous purchase of a business.

         The Company received cash from financing activities of $(249,000) in 1999 and $14,202,000 in 1998. The generation of cash in 1999 and 1998 was primarily from the issuance of common shares in connection with the exercise of employee stock options and additionally in 1998, from the exercise of warrants to purchase common stock. Proceeds in 1999 were offset by treasury stock purchases, payment of preferred share dividends and repayments of debt. The Company purchased 60,000 treasury shares totaling $523,000 in the first six months of 1999.

         The Company is evaluating various financing alternatives to support continued growth. The Company believes that it will be able to generate additional funding for operations and its accelerated internal growth plans, through equity offerings similar to those it has completed in the past. Additionally, the Company currently has credit facilities available totaling $7,000,000.

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

         The Company estimates that the total cost of the Year 2000 Program will be approximately $100,000, which is being funded by available cash. To date, the Company has incurred approximately $60,000 ($20,000 expensed and $40,000 capitalized for new systems and equipment) related to all phases of the Year 2000 Program. The Company believes that approximately 50% of its remaining estimated Year 2000 Program costs relate to remediation and will be expensed as incurred.

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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

         On May 20, 1999, the Company issued a total of 294,772 Common Shares to the former shareholders of GSquared, Inc. ("GSquared") as additional consideration, based on achieving certain financial performance, pursuant to a Stock Purchase Agreement dated May 1, 1998. The Common Shares issued to the shareholders were valued at $1,612,500. The Common Shares were issued pursuant to the non-public offering exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

Item 4. Submission of Matters to a Vote of Security Holders

         On June 4, 1999, the Company filed a Current Report on Form 8-K, reporting in Item 5 the proposals voted upon at its Annual Meeting of Shareholders on May 25, 1999, including the election of directors, the votes for, against or withheld, and the number of abstentions and broker non-votes as to each such matter, which Report is incorporated herein by reference.

Item 6. Exhibits and Reports on Form 8-K.

(a)      The following exhibits are included herein:

         27       Financial Data Schedule.

(b)      Reports on Form 8-K.

     On June 4, 1999, the Company filed a Current Report on Form 8-K, reporting in Item 5 the proposals voted upon at its Annual Meeting of Shareholders on May 25, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                               WAVO Corporation

Date:  August 13, 1999         By   /s/  David E. Deeds
                                    ---------------------------------------
                                    David E. Deeds,
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)

Date:  August 13, 1999         By   /s/ Kenneth D. Swenson
                                    ---------------------------------------
                                    Kenneth D. Swenson,
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit                     Exhibit
         Number                      Description

         27                          Financial Data Schedule