Form 10-Q
period 1999-09-30
WAVO CORP
filed 1999-11-12
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999.

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

Yes     X       No

The number of shares outstanding of the issuer's common stock, as of November 9, 1999:

                 COMMON SHARES, NO PAR VALUE: 28,924,230 SHARES

                                WAVO CORPORATION
                                      INDEX

                                                                                Page
                                                                                ----
PART I     FINANCIAL INFORMATION

              Item 1.  Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 30, 1999 and December 31, 1998                      3

                  Condensed Consolidated Statements of Operations -
                  Three and nine months ended September 30, 1999 and 1998       4

                  Condensed Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1999 and 1998                 5

                  Notes to Condensed Consolidated Financial Statements          6

              Item 2.  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                 9

              Item 3.  Quantitative and Qualitative Disclosures
                  About Market Risk                                             14

PART II     OTHER INFORMATION

              Item 2.  Changes in Securities and Use of Proceeds                15

              Item 6.  Exhibits and Reports on Form 8-K                         15

SIGNATURES                                                                      16
EXHIBIT INDEX                                                                   17

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements

                                WAVO Corporation
                      Condensed Consolidated Balance Sheets

                                                                September 30,       December 31,
                                                                    1999                1998
                                                                 -----------        -----------
                                                                 (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                     $ 2,742,830        $17,719,042
   Accounts receivable                                             3,228,939          3,999,076
   Inventories                                                     2,090,749          3,313,490
   Other receivables                                                      --             29,308
   Prepaid expenses and other                                      1,477,920            976,933
                                                                 -----------        -----------
     Total current assets                                         9,540,438          26,037,849

Property and equipment, net                                        5,585,514          4,761,827
Goodwill, net                                                     10,315,997          9,156,592
Intangible assets of businesses acquired, net                     10,771,772         11,460,101
Deposits and other assets                                          1,533,662          1,570,362
                                                                 -----------        -----------
Total assets                                                     $37,747,383        $52,986,731
                                                                 ===========        ===========


Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                              $ 1,403,239        $ 1,073,214
   Accrued expenses                                                1,600,369          2,938,371
   Deferred revenue                                                2,026,151          1,873,618
   Bank loans                                                      2,747,629          2,000,000
   Current portion of long-term debt                                 163,315             52,165
                                                                 -----------        -----------
     Total current liabilities                                     7,940,703          7,937,368


Long-term debt, less current portion                                  62,453             39,563
Other long-term liabilities                                          355,309            379,342
Shareholders' equity                                              29,388,918         44,630,458
                                                                 -----------        -----------
Total liabilities and shareholders' equity                       $37,747,383        $52,986,731
                                                                 ===========        ===========

See accompanying notes.

                                WAVO Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                Three Months Ended                        Nine Months Ended
                                                                   September 30,                             September 30,
                                                        ---------------------------------         ---------------------------------
                                                           1999                  1998                 1999                 1998
                                                        ------------         ------------         ------------         ------------
Revenues:
   Information delivery and
       communication systems                            $  3,652,644         $  3,675,189         $ 12,111,650         $ 12,984,225
   Subscription and fee services                           1,356,940            1,160,384            4,617,363            4,081,023
                                                        ------------         ------------         ------------         ------------
   Total revenues                                          5,009,584            4,835,573           16,729,013           17,065,248
   Cost of revenues                                        2,765,657            2,668,666            8,876,662            9,005,153
                                                        ------------         ------------         ------------         ------------
   Gross margin                                            2,243,927            2,166,907            7,852,351            8,060,095

Operating expenses:
   Research and development                                3,035,452            2,865,695            9,145,296            7,748,390
   Sales and marketing                                     3,084,316            4,862,270           10,030,215           11,570,863
   General and administrative                              1,423,230            1,493,020            4,372,681            4,592,118
   Amortization                                              432,375              641,185            1,244,394            1,898,065
                                                        ------------         ------------         ------------         ------------
                                                           7,975,373            9,862,170           24,792,586           25,809,436
                                                        ------------         ------------         ------------         ------------
Loss from operations                                      (5,731,446)          (7,695,263)         (16,940,235)         (17,749,341)


Other (income) expense:
   Interest expense                                           56,382               48,822              156,185              159,834
   Interest income                                           (63,969)            (251,069)            (403,151)            (697,266)
   Other                                                      (9,715)              (2,395)               2,445               (6,941)
                                                        ------------         ------------         ------------         ------------
                                                             (17,302)            (204,642)            (244,521)            (544,373)
                                                        ------------         ------------         ------------         ------------

Net loss                                                $ (5,714,144)        $ (7,490,621)        $(16,695,714)        $(17,204,968)
                                                        ============         ============         ============         ============

Less:  Preferred stock dividends                             138,039              392,819              414,117            1,408,810
                                                        ------------         ------------         ------------         ------------

Net loss after preferred stock dividends                $ (5,852,183)        $ (7,883,440)        $(17,109,831)        $(18,613,778)
                                                        ============         ============         ============         ============


Basic and dilutive net loss per common share            $      (0.20)        $      (0.33)        $      (0.58)        $      (0.84)
                                                        ============         ============         ============         ============

Basic and dilutive net loss per common share
  after preferred stock dividends                       $      (0.20)        $      (0.35)        $      (0.60)        $      (0.91)
                                                        ============         ============         ============         ============

Number of shares used in per share
     calculation                                          28,924,230           22,366,344           28,721,093           20,534,515
                                                        ============         ============         ============         ============

See accompanying notes.

                                WAVO Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Nine months ended
                                                            ---------------------------------
                                                            September 30,        September 30,
                                                                1999                 1998
                                                            ------------         ------------
OPERATING ACTIVITIES:
Net loss                                                    $(16,695,714)        $(17,204,968)
Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization                             3,200,558            3,198,294
     Loss on disposal of assets                                      366                  790
     Provision for doubtful accounts                             105,000              155,000
     Changes in operating assets and liabilities               1,957,299            3,648,168
                                                            ------------         ------------
Net cash used in operating activities                        (11,432,491)         (10,202,716)

INVESTING ACTIVITIES:
     Purchase of property and equipment                       (2,704,613)          (1,658,155)
     Proceeds from sale of property & equipment                     --                    587
     Purchase of business, net of cash acquired               (1,483,054)            (117,600)
     Other                                                       (19,500)                --
                                                            ------------         ------------
Net cash used in investing activities                         (4,207,167)          (1,775,168)

FINANCING ACTIVITIES:
     Issuance of preferred shares, net                              --                343,232
     Payment of preferred stock dividend                        (276,080)            (467,570)
     Issuance of common stock, net                               722,548           15,265,896
     Borrowings from bank and other                            1,260,424              200,000
     Payments on debt and capital lease obligations             (428,755)            (522,139)
     Purchase of treasury shares                                (522,878)            (679,485)
     Other                                                       (91,813)             (36,502)
                                                            ------------         ------------

Net cash provided by  financing activities                       663,446           14,103,432
                                                            ------------         ------------
Net increase (decrease) in cash and cash equivalents         (14,976,212)           2,125,548
Cash and cash equivalents at beginning of period              17,719,042           11,552,646
                                                            ------------         ------------
Cash and cash equivalents at end of period                  $  2,742,830         $ 13,678,194
                                                            ============         ============

See accompanying notes.

                                WAVO Corporation
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1998. The results of operations for the period ended September 30, 1999 are not necessarily indicative of the results to be expected for the entire year.

(2)      RECLASSIFICATIONS

         Certain amounts presented for the three and nine months ended September 30, 1998 have been reclassified to conform to September 30, 1999 presentation.

(3)      INVENTORIES

         Inventories consist of the following:

                              September 30,      December 31,
                                  1999               1998
                                ----------        ----------
         Finished goods         $  243,340        $  555,321
         Work-in-process           538,493         1,016,123
         Raw materials           1,308,916         1,742,046
                                ----------        ----------
                                $2,090,749        $3,313,490
                                ==========        ==========

                                WAVO Corporation
              Notes to Condensed Consolidated Financial Statements
                               September 30, 1999
                                   (Unaudited)

(4)   SEGMENT INFORMATION

------------------------------------------------------------------------------------------------------------------------
Three Months Ended Sept. 30, 1999               WaveTop            Business                Other               Total
                                                                 Products and
                                                                   Services
------------------------------------------------------------------------------------------------------------------------
Revenues from external customers             $       --           $  5,010,000         $       --           $  5,010,000
Interest revenue                                     --                   --                 64,000               64,000
Interest and other expense                           --                   --                 47,000               47,000
Depreciation and amortization expense             100,000            1,006,000               38,000            1,144,000
Segment loss                                   (1,494,000)          (2,626,000)          (1,594,000)          (5,714,000)
Segment assets                                  1,179,000           31,478,000            5,090,000           37,747,000
Expenditures for long-lived assets                 29,000              247,000               65,000              341,000

------------------------------------------------------------------------------------------------------------------------
Three Months Ended Sept. 30, 1998               WaveTop            Business                Other               Total
                                                                 Products and
                                                                   Services
------------------------------------------------------------------------------------------------------------------------
Revenues from external customers             $       --           $  4,836,000         $       --           $  4,836,000
Interest revenue                                     --                   --                251,000              251,000
Interest and other expense                           --                 46,000                 --                 46,000
Depreciation and amortization expense              90,000              987,000               25,000            1,102,000
Segment loss                                   (4,681,000)          (5,618,000)           2,808,000           (7,491,000)
Segment assets                                  1,604,000           33,853,000           15,647,000           51,104,000
Expenditures for long-lived assets                111,000              667,000               38,000              816,000

------------------------------------------------------------------------------------------------------------------------
Nine Months Ended Sept. 30, 1999               WaveTop             Business                Other               Total
                                                                  Products and
                                                                   Services
------------------------------------------------------------------------------------------------------------------------
Revenues from external customers             $       --           $ 16,729,000         $       --           $ 16,729,000
Interest revenue                                     --                  9,000              394,000              403,000
Interest and other expense                           --                 14,000              145,000              159,000
Depreciation and amortization expense             318,000            2,783,000              100,000            3,201,000
Segment loss                                   (5,110,000)          (6,875,000)          (4,711,000)         (16,696,000)
Segment assets                                  1,179,000           31,478,000            5,090,000           37,747,000
Expenditures for long-lived assets                 70,000            2,318,000              317,000            2,705,000

------------------------------------------------------------------------------------------------------------------------
Nine Months Ended Sept. 30, 1998                WaveTop             Business                Other               Total
                                                                  Products and
                                                                    Services
------------------------------------------------------------------------------------------------------------------------
Revenues from external customers             $       --           $ 17,065,000         $       --           $ 17,065,000
Interest revenue                                     --                   --                697,000              697,000
Interest and other expense                           --                150,000                3,000              153,000
Depreciation and amortization expense             246,000            2,883,000               69,000            3,198,000
Segment loss                                   (8,181,000)          (9,305,000)             281,000          (17,205,000)
Segment assets                                  1,604,000           33,853,000           15,647,000           51,104,000
Expenditures for long-lived assets                378,000            1,209,000               71,000            1,658,000

The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. There are no intersegment sales or transfers.

(5)     EQUITY OFFERING

     On October 4, 1999, the Company completed a private placement of Series D Convertible Preferred Shares ("Series D Shares") priced at $10,000 per share, resulting in gross proceeds of $15,000,000. The Company estimates the net proceeds of the offering, after expenses, to be approximately $13,925,000. The Series D Shares carry a dividend rate of 10% per annum, which may be paid in cash or common stock, and are non-voting. The conversion price of the Series D Shares will be 100% of the lowest weighted average trading price of the Company's common shares for any day during the six days ending on the conversion date. The Company may call for conversion of various amounts of the outstanding Series D Shares and at various times throughout the term of the agreement, subject to certain conditions, including the availability of an effective registration statement covering the resale of the underlying shares of common stock. In addition, the Company has the right, subject to certain conditions, to redeem any outstanding Series D Shares for cash, in whole or in part, at 110% of par plus accrued dividends. In connection with this transaction, the Company issued warrants to purchase up to 900,000 shares of its common stock at $4.641 per share. In addition, subject to certain conditions, the Company may elect to sell an additional $5,000,000 of Series D Shares to the investors. The Company intends to use the proceeds of the funding for working capital and to grow the Company's business.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         WAVO Corporation (the "Company") partners with providers of news, business data, Internet-based content and multimedia programming in order to deliver customized information and quality content to an information - dependent society. The Company enables people and enterprises to more efficiently receive, manage and productively use all types of urgent, insightful, and relevant information. The Company's technologies and services aggregate, filter, customize and distribute digital content (text, graphics, music and video) using a wide range of reliable, low-cost broadcast, satellite and Internet-based delivery systems. It has technology sourcing and strategic alliances with Virgin Entertainment Group, Microsoft, Intel, and PBS National Datacast, among others, in addition to information service agreements with approximately two hundred Fortune 1000 companies worldwide.

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

         The Company's Newscast(TM) Today service allows business users to create customized information profiles and have news and information matching those profiles electronically "clipped" from a large variety of information sources and delivered to the corporate users' PCs. The Newscast service, which incorporates hardware and software elements, enables end-users to filter real-time news and other data from information providers and allows integration of this information into an organization's local area network or e-mail system for delivery to persons who need timely access to such information. In October, 1999, the Company launched Wavo NewsPak. NewsPak provides a packaged news solution to companies who want to incorporate real-time news from the world's leading sources into their intranets or their Internet web sites. The Company is already delivering real-time content to customers' Web sites on all five continents.

         The Company's WaveTop(TM) ("WaveTop") service is a wireless consumer broadcast service medium for delivering entertainment, news and other information to the home PC user. The WaveTop broadcast service delivers news, sports and entertainment programming, utilizing the vertical blanking interval ("VBI") of existing analog TV broadcast signals, to broadcast ready PCs or TV/PCs, without the bandwidth limitations associated with the Internet. WaveTop leverages its partnership with PBS National Datacast, Inc., by broadcasting data over the broadcast signals of 264 PBS member stations. The WaveTop service is free of charge to the consumer. The Company is seeking to generate revenue from advertisers and content-provider sponsors for the respective "channels". Through a strategic partnership with Microsoft, Inc., the WaveTop software is included within the Windows(R) 98 operating system. WaveTop software is bundled with TV tuner boards of most of the manufacturers of such products. The tuner boards are an integral piece of hardware, allowing the PC to be broadcast ready. The WaveTop service, currently reaches the top 100 markets and is available in approximately 99% of U.S. households. In September 1999, the Company, through its subsidiary JamCast.com, Inc., entered into a partnership with the Virgin Entertainment Group, Inc. to create Virgin JamCast, an innovative Web site and service that will put an end to users waiting for downloads of popular digital music and games. The Virgin JamCast service will provide users with rich media entertainment files for music and games that are broadcast to their PC and set-top box using IP Multicasting technology.


RESULTS OF OPERATIONS - THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998

Revenues

         Revenues are currently derived primarily from the following activities:
(i) information delivery services generate volume-based fees and revenues, and from the sale or rental of communication systems; and (ii) subscriptions to information services and related fee-based integration consulting services.

Revenues for the nine months ended September 30, 1999 and 1998 were $16,729,000 and $17,065,000, respectively. Revenues for the third quarter were up $174,000 from the same prior year quarter, the result of an increase in subscription and fee services.

Cost of Revenues

         Cost of revenues consists primarily of costs associated with transmitting news services to customer sites, royalties to information content providers and costs of communication systems sold to customers. Cost of revenues for the quarters ended September 30, 1999 and 1998 were $2,766,000 and $2,669,000, respectively, while the costs for the nine month periods ending September 30 were $8,877,000 in 1999 and $9,005,000 in 1998. The decrease in costs for the nine months ending September 30, 1999, compared to the same period in 1998, corresponds to the decrease in revenues for the same periods. Year to date gross margins were 47% in both 1999 and 1998.

Research and Development

         Product development expenses consist primarily of design, testing and support of the Company's existing and developing hardware, software and services. Research and development expenses for the quarter ended September 30, 1999 increased 6% to $3,035,000 from the third quarter of 1998. Year to date expenses increased 18% to $9,145,000 over the comparable prior year period. The increases can be attributed primarily to the acquisition of WavePhore Labs, Inc. in May, 1998 and eWatch, Inc. in November, 1998. The Company is integrating products and services acquired, and is adding product offerings to its online news delivery service in the business-to-business market. Additionally, the Company continues to invest in its NewsPak and Jamcast services.

Sales and Marketing

                  Sales and marketing expenses for the nine months ending September 30, 1999 decreased $1,541,000 or 13% from the same period in 1998, and $1,778,000 or 37% for the three month periods. Decreased costs can be attributed to a decrease in advertising dollars. Included in third quarter of 1998 were marketing costs incurred with the launch of the WaveTop service.

General and Administrative

         General and administrative expenses for the third quarter ended September 30, 1999 and 1998 decreased $70,000 or 5%. Year to date expenses at September 30, 1999 decreased $219,000 or 5% from the comparable period in 1998. The reduction is primarily attributable to reduced professional fees being incurred in 1999.

Amortization

         Amortization expense was $1,244,000 and $1,898,000 for the nine months ending September 30, 1999 and 1998, respectively. During the fourth quarter of 1998, the Company evaluated several aspects of its business and made strategic decisions that affected portions of the Company's businesses. The Company moved to consolidate separate and autonomous business units and related functional areas into one centralized WAVO operating company. The move has, and will continue to allow the Company to create and integrate new products and services for the business marketplace, leverage key portions of various existing WAVO technologies, and emphasize a more narrow focus on key equipment customers and equipment products. As a result, an evaluation and analysis of the Company's intangible assets was conducted. Based on the projected earnings and undiscounted cash flow analysis of the affected business activities, the Company determined the fair value of certain intangibles should be adjusted. Accordingly, intangibles were revalued, and $4,000,000 was recorded as a nonrecurring, non-cash charge at that time. The nonrecurring charge in 1998 resulted in reduced amortization expense in the first nine months and third quarter of 1999 compared to the same periods of the prior year.

Interest Expense and Interest Income

         Interest expense for the first nine months of 1999 and 1998 was comparable. Interest income declined in the first nine months of 1999 as compared to 1998 due to a reduction in cash available for investment.

LIQUIDITY AND CAPITAL RESOURCES

         During the nine months ended September 30, 1999 and 1998, the Company used cash in its operations of $11,432,000 and $10,203,000, respectively.

          Cash used in operations amounts are reduced by non-cash charges of depreciation and amortization. Cash flows used in investing activities were $4,207,000 in 1999 and $1,775,000 in 1998. The increase is partially due to the Company's capital expenditures which totaled $2,705,000 in 1999 and $1,658,000 in 1998. The Company also made a $1,400,000 incentive payment in connection with a previous purchase of a business.

         The Company received net cash from financing activities of $663,000 in 1999 and $14,103,000 in 1998. The generation of cash in 1999 was from borrowings on the credit facility. Additionally, in both 1999 and 1998, the Company recorded proceeds from the issuance of common shares in connection with the exercise of employee stock options, and also in 1998, from the exercise of warrants to purchase common stock. Proceeds in 1999 were offset by treasury stock purchases, payment of preferred share dividends and repayments of debt. The Company purchased 60,000 treasury shares totaling $523,000 in the first nine months of 1999.

         On October 4, 1999, the Company completed a private placement of Series D Convertible Preferred Shares ("Series D Shares") priced at $10,000 per share, resulting in gross proceeds of $15,000,000. The Company estimates the net proceeds of the offering, after expenses, to be approximately $13,925,000. The Series D Shares carry a dividend rate of 10% per annum, which may be paid in cash or common stock, and are non-voting. The conversion price of the Series D Shares will be 100% of the lowest weighted average trading price of the Company's common shares for any day during the six days ending on the conversion date. The Company may call for conversion of various amounts of the outstanding Series D Shares and at various times throughout the term of the agreement, subject to certain conditions, including the availability of an effective registration statement covering the resale of the underlying shares of common stock. In addition, the Company has the right, subject to certain conditions, to redeem any outstanding Series D Shares for cash, in whole or in part, at 110% of par plus accrued dividends. In connection with this transaction, the Company issued warrants to purchase up to 900,000 shares of its common stock at $4.641 per share. In addition, subject to certain conditions, the Company may elect to sell an additional $5,000,000 of Series D Shares to the investors. The Company intends to use the proceeds of the funding for working capital and to grow the Company's business.

         The Company currently has bank credit facilities available totaling $7,000,000.

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

         The Company could be impacted by any failure of its own IT and Business Systems, as well as that of its suppliers, customers and business partners. The Company relies on computer hardware, software and related technology, together with data, in the operation of its business. Such technology and data are used in creating and delivering the Company's products and services, as well as the Company's internal operations, such as billing and accounting. The Company has implemented an enterprise-wide Year 2000 compliance program utilizing a Year 2000 team, including the executive officers of the Company, to identify and evaluate its IT and Business Systems, to identify and assess Year 2000 issues related thereto, and to develop and implement a testing, remediation, and contingency plan. The Year 2000 program has compiled a detailed inventory of the hardware and software used in the Company's IT and Business Systems operations and has substantially completed testing the components for Year 2000 compliance. The Company is using the results of such procedures to determine which systems are compliant, and which will be replaced or remediated. The Company believes that replacement or remediation of its critical IT and Business Systems were substantially completed by September 30, 1999.

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

         The Company estimates that the total cost of the Year 2000 Program will be approximately $80,000, which is being funded by available cash. To date, the Company has incurred approximately $70,000 ($20,000 expensed and $50,000 capitalized for new systems and equipment) related to all phases of the Year 2000 Program. The Company believes that approximately 50% of its remaining estimated Year 2000 Program costs relate to remediation and will be expensed as incurred.

         The Company believes it has an effective Year 2000 Program in place to resolve Year 2000 issues in a timely manner. Disruptions in the economy generally resulting from Year 2000 issues could materially adversely affect the Company.


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

PART II. OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

(c) On September 24, 1999, the Company entered into a loan modification agreement with Silicon Valley Bank to revise its credit facility. In connection with this agreement, the Company issued to Silicon Valley Bank a warrant to purchase 7,500 shares of common stock at an exercise price of $5.42 per share. The exercise price and number of shares purchasable upon exercise of the warrants are subject to adjustment upon the occurrence of certain dilution events. The warrants were issued pursuant to the non-public offering exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

         On October 4, 1999, the Company completed a private placement to institutional investors of 1,500 of the Company's $10,000 par value Series D Convertible Preferred Shares (the "Series D Shares") and 900,000 warrants (the "Warrants") to purchase the Company's common stock. The Series D Shares and Warrants were sold with the assistance of Donaldson, Lufkin & Jenrette ("DLJ"). As the placement agent, DLJ received a fee of $1,000,000, plus reimbursement of expenses in the amount of $25,000. The net proceeds of the offering, after expenses, were approximately $13,925,000.

         The Series D Shares carry a dividend rate of 10% per annum, which may be paid in cash or common stock, and are non-voting. The conversion price of the Series D Shares will be 100% of the lowest weighted average trading price of the Company's common shares for any day during the six days ending on the conversion date. The Company may call for conversion of various amounts of the outstanding Series D Shares and at various times throughout the term of the agreement, subject to certain conditions, including the availability of an effective registration statement covering the resale of the underlying shares of common stock. In addition, the Company has the right, subject to certain conditions, to redeem any outstanding Series D Shares for cash, in whole or in part, at 110% of par plus accrued dividends. In connection with this transaction, the Company issued warrants to purchase up to 900,000 shares of its common stock at $4.641 per share. In addition, subject to certain conditions, the Company may elect to sell an additional $5,000,000 of Series D Shares to the investors. The Company intends to use the proceeds of the funding for working capital and to grow the Company's business. The Series D Shares and Warrants were sold pursuant to the non-public offering exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

         In September, 1999, JamCast.com, Inc. was formed as a collaboration between the Company and Virgin Entertainment Group. In return for its contributions, including its agreement to provide $15,000,000 of in-store promotion over the next three years, Virgin Entertainment Group received a 25% equity stake in JamCast.com, Inc. The remaining 75% interest in JamCast.com, Inc. is owned by the Company. On September 14, 1999, in connection with the formation of JamCast.com, Inc., the Company issued warrants to Virgin Entertainment Group, Inc. to purchase an aggregate of 1,000,000 shares of the Company's common stock. Warrants to purchase 500,000 shares are exercisable at $4.00 per share and expire on September 14, 2001. Warrants to purchase the remaining 500,000 shares are exercisable at $5.00 per share and expire on September 14, 2004. The warrants were issued pursuant to the non-public offering exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

Item 6. Exhibits and Reports on Form 8-K.

(a)      The following exhibits are included herein:

         27       Financial Data Schedule.

(b)      Reports on Form 8-K.

     On October 4, 1999, the Company filed a Current Report on Form 8-K, reporting in Item 5, the issuance of 1,500 shares of its Series D Convertible Preferred Stock and related Warrants in a private placement to institutional investors.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                WAVO Corporation

Date: November 12, 1999         By  /s/  David E. Deeds
                                    ---------------------------------------
                                    David E. Deeds,
                                    President and Chief Executive Officer
                                    (Duly Authorized Officer)

Date: November 12, 1999         By  /s/ Kenneth D. Swenson
                                    -----------------------------------------
                                    Kenneth D. Swenson,
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit                                     Exhibit
         Number                                      Description
         ------                                      -----------
         27                                          Financial Data Schedule