Form 10-K405
period 1999-12-31
WAVO CORP
filed 2000-03-30
CIK 873287

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

         FOR THE FISCAL YEAR ENDED DECEMBER 31, 1999 OR

[ ] Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the transition period from                  to

                         Commission File Number: 0-24858

                                WAVO CORPORATION
             (Exact name of Registrant as specified in its charter)

            INDIANA                                  86-0491428
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)


3131 E. CAMELBACK ROAD, SUITE 320,  PHOENIX,  ARIZONA                   85016
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

                          COMMON SHARES - NO PAR VALUE

                                (Title of class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

The aggregate market value of the Registrant's no par value Common Shares held by non-affiliates of the Registrant, as of March 10, 2000, was approximately $201,200,000.

The number of shares outstanding of the Registrant's no par value Common Shares as of March 10, 2000, was 29,256,438 shares.

No documents are incorporated by reference into the text of this Report.

Except as otherwise specified herein, any references to "WAVO" or the "Company" include WAVO Corporation, an Indiana corporation, and each of its subsidiaries.

                                     PART I

ITEM 1.  BUSINESS

         WAVO is a digital media services company, connecting media providers with media consumers. WAVO partners with prominent providers of news, business data, consumer content and multimedia programming to deliver value added digital media services to businesses and consumers. The Company's technologies and services aggregate, filter, customize and distribute digital media (text, music, graphics and video), using a variety of delivery systems, including the Internet, satellite broadcast systems, television and FM radio. The Company's recently launched MediaXpress(TM) service leverages the Company's established relationships with over 1,800 prominent news, business information and multimedia content providers, and delivers that content in a customized, Extensible Markup Language ("XML")-based format to businesses and consumers. The Company's most recent product offering, Virgin JamCast(TM), a music portal, is a collaboration with Virgin Entertainment Group that uses the Company's proprietary multicast "push" technology to deliver digital music to consumers.

MEDIAXPRESS

         The Company's MediaXpress service (formerly "NewsPak") delivers pre-licensed, filtered, real-time news, information and entertainment to any Web server, wherever located. MediaXpress aggregates content from the Company's extensive base of content providers of more than 1,800 sources, who are leaders in their respective markets. These content providers include such well-known companies as Reuters, Dow Jones & Company, Standard & Poors and Associated Press, among many others. MediaXpress aggregates the content by collecting digital media from the content providers and translating it from its original format into richly marked-up XML documents. The Company's proprietary XML-based technology integrates and delivers the content quickly and meaningfully, identifying and labeling important elements of the data and making the content "smart". Using the Company's advanced technologies, and employing proprietary hardware and software schemes, MediaXpress personalizes the digital media for each customer. Only the content desired by the customer, defined by the user via topic and key word selection, is delivered to that customer. MediaXpress allows Web site operators to access and integrate the Company's digital media offerings into their Web sites without the burden of license negotiations, dedicated lines and special hardware. MediaXpress enables any user, from the largest commercial portals to small Web sites, to go to the MediaXpress Web site, complete the online subscription transaction, download a server application and immediately begin to receive and publish streaming digital media on their Web site. Typical users include corporate intranets, corporate portals, public portals and focused Web sites. Because MediaXpress is customizable, it gives Web site operators and developers the ability to determine the particular digital media to be delivered to their Web sites, whether it's a full feed of all available sources, or a filtered feed to deliver only such content which may be of interest to its specific audiences. The Company also provides a single user version of MediaXpress, which allows digital media providers to deliver their content utilizing the Internet as the transport medium.

         The Company's proprietary WAVO Internet Delivery System ("WINDS") and the Company's satellite broadcast network are utilized to transport the MediaXpress digital media to client Web sites. The WINDS protocol creates a virtual private network on the Internet that allows the Company to move digital media securely and with assured delivery. The MediaXpress feed distribution system enforces publisher-dictated policies with regard to usage, embargos, re-distribution and syndication. MediaXpress also supports ancillary transport mechanisms using the FTP and HTTP Internet protocols. Thus, the Company's MediaXpress customers have the option of using the delivery method that they choose, including multiple methods. The WINDS delivery technology offers the particular advantage of assuring that the digital media is received by the customer. Because WINDS caches every item on a packet-by-packet basis, if an individual packet is not received, WINDS will automatically resend that item, so that no part of the content is ever lost to the customer.

         MediaXpress provides customers with a variety of tools to help them use the XML documents and to make it easy for customers to integrate the content in their Web site "out of the box". The customer's ability to display this third-party content in a customized format in a cost-effective and secure manner delivers added value and function to the customer's Web site. The integration of the MediaXpress content in the customer's Web site encourages visitors to linger and to revisit the Web site regularly. With more than ten million servers hosting millions of Web sites throughout the world, and thousands of new Web servers being added continually, the Company believes it is uniquely positioned to take advantage of this rapidly-growing Internet commerce opportunity. The Company has enlisted more than 80 business partners and OEMs as distributors of its MediaXpress product. MediaXpress customers pay a one-time installation fee and a yearly fee based on the customer's selected content sources. MediaXpress was formally launched in March 2000.

         The Company also provides its Newscast service as a premier business information source designed for information professionals. Newscast allows users to create customized information profiles and have news and information matching those profiles electronically "clipped" from a large variety of information sources and delivered to their PCs. Newscast enables end-users to filter real-time news and other data from information providers and allows integration of this flow of information into an organization's local area network or electronic mail system for delivery to those within the organization who need timely access to such information.

         Newscast receives information from more than 7,000 national and international publishing, broadcasting, financial and government data sources continuously throughout the day, via satellite and other methods of electronic transmission. Through the use of proprietary technology, the information is processed and then delivered to approximately 200,000 corporate users throughout the world via the Internet, and customer's Intranets and extranets. The Newscast service is Internet-based and requires no dedicated on-site servers. Newscast provides customization of the user interface and information profiles for organizations and individuals who subscribe to the service. The Newscast service utilizes patented Fast Data Finder text filtering and categorization technology licensed to the Company. The Fast Data Finder is a massively-parallel hardware accelerator for high-precision, large-scale text profiling that enables the filtering of raw information and customization of information on a very large scale. The Fast Data Finder uses the custom-built profiles to filter information for each customer.

         The Company's Newscast customers include BankOne, Motorola, Sybase, IBM, KPMG, Federal Reserve Bank, Towers Perrin, Kimberly Clark, Raytheon, Hewlett Packard, Midas International and Chevron, among others. The Company's Newscast customers are charged an annual subscription fee, plus a one-time installation fee. The subscription fee includes the Newscast software, ongoing customer support, and the customer's selection of information providers. During 1998, Newscast licensed localized versions of its Newscast service for distribution by licensees in Canada and Australia.

         The Company's MediaXpress Digital Media Delivery Service provides wireless digital media delivery, digital media network services and related equipment to providers of financial data, news, and other information, such as Reuters America, Inc., Dow Jones & Company, Inc., the Associated Press, Knight-Ridder, Inc., S & P Comstock and Thompson Financial Services. The Company's broadcast networks utilize established technologies, such as FM subcarrier and small dish satellite broadcasting technologies, which are well suited to the economical one-way transmission of time-sensitive data from one central location to many remote sites. The Company's FM subcarrier transmission operations are established in 10 major United States markets that, combined with the Company's small dish satellite coverage, enable the Company to serve the continental United States and the major population centers in Canada. In response to increased customer requirements, the Company commenced operation of a European satellite data network based in London, England in 1998. This network enables the Company to provide similar digital media delivery services for a wide variety of information companies throughout Europe, North Africa and parts of the Middle East. The Company's packet-switched networks are shared by many content providers and end-users, with data from each content provider uniquely identified and addressed only to those end-users who subscribe to its services. Content providers transmit information to the Company's digital media centers in Salt Lake City and London, using dial-up and dedicated telephone lines or dedicated satellite channels. The Company's computers process the information and provide addressing, proprietary error correction and encryption. This information is then organized into "packets," each of which contains data identifying the source and destination of the message and other important network management information. These packets are then multiplexed to form a single shared transmission stream, which carries the data from multiple content providers.

         The Company's Digital Media Center in Salt Lake City, Utah, routes this combined data stream over dedicated telephone lines and satellite channels to shared satellite uplinks where it is transmitted via satellite to 19 FM radio station subcarriers located in 10 major U.S. cities, reaching more than 10,000 FM receivers. The satellite also transmits the data stream to more than 20,000 satellite receivers at end-user locations that may be outside the range of FM broadcast signals. The Company's satellite receivers and computer processors at each FM radio station broadcast the digital information over an unused portion of the FM station's allocated spectrum, known as the FM subcarrier.

         Information broadcast via the FM radio station signal or satellite is received and processed by the Company's proprietary Intelligent Data Receiver ("IDR"). The IDR receives the signal, decrypts it, and formats it for use by the end-users' personal computers, printers or other output devices. Each IDR is programmed to accept only that information which is specifically addressed to its end-user. This selective addressing capability is controlled remotely at the Company's Digital Media Center.

         The IDR is a key component of the Company's digital media networks, and incorporates several custom integrated circuits in its design. Customers may purchase or lease IDRs from the Company. The Company's IDRs feature multiple level addressability, remote programmability, data buffering and integral diagnostics. IDRs cannot be used in connection with any devices or data other than those provided by the Company.

         The Company sells and leases hardware systems, in the form of specialized communications equipment, to its network customers, as well as to audio and data information providers who choose to manage their own networks. The Company's equipment customers are located around the world, including Argentina, Brazil, Chile, China, India, Japan, Mexico, Russia, Thailand and Europe. The Company's equipment customers include Reuters, S&P Comstock, SkyTel Corp., AEI Music Network, Inc., ALCAS B.V. and WSI Corporation, among others. Customers, such as ALCAS B.V. and AEI, utilize the Company's hardware systems to offer delivery of both music alone and music/data combinations to a variety of customers, including retail outlets, restaurants, grocery stores and offices. Other equipment customers include the distributor of securities trading information for the Shenzhen (China) stock exchange; Agencia Estado, a leading news broadcast and publishing agency in Brazil; Telenor, Norway's government-owned telecommunications company; InfoSel, Mexico's largest Internet service provider and a major distributor of news and information; suppliers of photographs for the newspaper industry; and vendors of digitized weather imagery, among others. The Company provides receiver site and uplink equipment, digital media network management systems, equipment maintenance and equipment installation, as well as complete turnkey systems to operators of private networks.

         The Company's WINDS technology complements the Company's FM and satellite digital media delivery systems by reaching end-users who may not be located within a satellite or FM footprint required for the traditional means of delivery to customers. Data delivered via WINDS is fully compatible with the broadcast streams sent over the Company's FM and satellite systems. This assures that customers' software platforms written to the Company's existing protocols also work with WINDS.

         The Company provides fee-based, in-house professional services to deliver custom digital media integration solutions for certain of the Company's major corporate customers.

VIRGIN JAMCAST

         In September 1999, the Company formed JamCast.com, Inc., and partnered with Virgin Entertainment Group, Inc., to offer "Virgin JamCast(TM)", a digital music Internet service. The Company and Virgin Entertainment Group own 75% and 25%, respectively, of JamCast.com, Inc. Virgin JamCast is an innovative digital music Web portal that uses the Company's proprietary multicast "push" technology to deliver digital music to an Internet-wide audience. Virgin JamCast proactively distributes digital music to consumers by delivering it in the background on the customer's existing connection to the Internet. Customers can register to download the Virgin JamCast software and receive the Virgin JamCast service for free. Registered customers of Virgin JamCast can select from a choice of 13 musical genres that will be delivered each week to the member's PC. Each week, Virgin JamCast will send to the consumer a package of 20-30 songs from well-known and independent artists within the respective genres. The Virgin JamCast member has the choice of playing the entire selection, or reviewing the list and playing only a few of the selections. If the member does nothing, the files will automatically be replaced next week with new selections. The Company is not aware of any other digital music Web site that utilizes this method to distribute music to consumers. Virgin JamCast offers thousands of selections of digital music for downloading, storing to play at a later time, or purchasing. The Virgin JamCast member is permitted to listen to the selection three times, or to hold the selection for three days to sample it before buying a download of the digital music. Because Virgin JamCast delivers digital music to the customer's PC in the background, utilizing the Company's proprietary technology, it eliminates the wait generally associated with traditional music downloads on the Internet.

         Virgin JamCast utilizes WAVO's Asynchronous Reliable Multicast Protocol ("WARM") technology, an enhancement of the current IP/Multicast ("IP/M") service, to deliver digital music. IP/M is an open standard for broadcasting on the Internet that has been used primarily for business-to-business purposes and has been endorsed by Microsoft, Oracle and others. The Company believes that Virgin JamCast is the first consumer application to use IP/M. IP/M technology establishes an address on the Internet as a broadcast frequency, similar to a radio frequency, which users can access. Because IP/M does not require the user to have a direct connection to the host server, it has an advantage over other Internet downloading and streaming technology. Also because IP/M does not require a connection to the host server at the other end, the user's download speed is only determined by the speed of the individual user's modem. This technology assures that each consumer can receive high quality music, no matter how many other users are accessing the service.

         The Company's proprietary WARM Protocol eliminates the problem of partial or incomplete delivery of IP/M digital music packets. The Company's WARM technology assures a reliable IP/M method of delivery that ensures the integrity of the digital media. Currently, approximately half of the Internet service providers offer IP/M service. However, the Company believes that most Internet service providers will convert to this technology in the future as it becomes more accepted and its benefits more apparent. If a Virgin JamCast customer does not have access to an Internet service provider that offers IP/M, his PC will revert to a regular TCP/IP Internet connection directly with the Virgin JamCast server.

         The Company believes its WARM technology is superior to the downloading and streaming technologies that are currently utilized in the online music distribution market. Downloading is a very time-consuming process that requires that the entire file be moved before any part of it can be used. Because downloading uses compressed files, the quality of the delivered data is not as good as the original. Streaming technology is similar to a radio broadcast, but the digital media content cannot be captured on the consumer's hard drive and replayed in the future. The Company's WARM technology allows the music both to be heard immediately and to be saved on the user's hard drive for future use.

         Through the participation of Virgin Entertainment Group, Virgin JamCast will offer a full range of digital music selections encompassing the entire spectrum of musical preferences. In addition, Virgin JamCast will offer music from independent artists who can submit their digital music creations to the Virgin JamCast site where it can be offered along with the rest of the

Virgin JamCast selections. Virgin JamCast currently has access to digital music catalogs with more than 100,000 total tracks.

         Virgin JamCast will also permit the customer to purchase CDs and tapes through its Web site. Virgin JamCast customers will be able to purchase music online from the Virgin Mega Store, an affiliate of Virgin Entertainment Group. As part of its partnership with the Company, Virgin Entertainment Group will provide $15,000,000 of promotional consideration to Virgin JamCast, including prominent display of Virgin JamCast promotions at its Virgin Mega Stores and promotion of Virgin JamCast to its customers. Virgin JamCast will also offer the opportunity to purchase physical goods from the library of Liquid Audio and other major music distributors. The Company believes that this "clicks and bricks" relationship, which combines the Internet and the traditional retail experience, provides a significant revenue opportunity.

         The Company has recently entered into an agreement with RealNetworks, Inc. to feature a customized version of RealNetwork's Real JukeBox player on the Virgin JamCast Web site. As a result, users of the Virgin JamCast Web site will have the ability to easily receive and manage extensive personalized digital music collections directly on their PC and play them back on the PC, a portable music player or stereo system. The Virgin JamCast edition of the Real JukeBox player will also be distributed on CD-ROM at Virgin Megastores.

         Virgin JamCast expects to enter into additional strategic partnerships, including agreements to link its service with other Web sites and portals, which will provide for sharing of the revenue generated from sales on their sites. The Company expects to initiate a significant Virgin JamCast advertising campaign commencing in March 2000.

STRATEGIC ALLIANCES

         The Company expects to seek additional strategic alliances or business relationships with digital media providers, computer hardware and software developers and manufacturers, set-top box manufacturers, sales and marketing partners, consumer electronics manufacturers and others. Through such relationships, the Company will seek to develop additional commercial opportunities in digital media delivery. The Company is also seeking to enter into further agreements for foreign commercialization of its products and services.

RECENT EVENTS

         In January 2000, the Company sold its eWatch Internet monitoring business to PRNnet, an affiliate of PR Newswire, as a result of the Company's decision to focus its Internet efforts on MediaXpress and Virgin JamCast.

         In addition, during the first quarter of 2000, the Company decided to transition its WaveTop service over the Vertical Blanking Interval ("VBI") of the PBS television network to the Virgin JamCast service.

FINANCIAL INFORMATION ABOUT INDUSTRY SEGMENTS

         Financial information regarding the Company's industry segments is contained in Note 18 to the Company's Consolidated Financial Statements included in Item 8.

GOVERNMENT REGULATION

         The Federal Communications Commission ("FCC") authorizes FM station licensees to utilize subcarriers within the FM baseband signal for specified purposes, including digital media delivery. The Company has entered into contracts with certain FM licensees to lease their subcarriers to deliver digital media. The Company is not currently required to hold an FCC license to act as a private carrier to use FM subcarrier channels. An FM license is granted for a period of seven years and may be renewed by the FCC for like terms. Although there can be no assurance that the licenses for the FM stations used by the Company will be renewed, the Company believes that adequate alternative FM stations would be available for use by the Company.

         The Company currently holds two FCC licenses for satellite uplinks in Salt Lake City, Utah, which licenses expire in October 2002 and January 2008. These uplink licenses are subject to renewal and may be revoked for cause. There can be no assurance that these licenses will be renewed upon their expiration.

SALES AND MARKETING

          The Company sells its various digital media services and related hardware products through focused sales channels. Currently, the Company has a direct sales force, a leveraged reseller sales organization of value-added resellers and web developers, relationships with key Internet software companies, Original Equipment Manufacturers (OEMs) and Strategic Partners. The Company has a structured selling process that targets digital media content providers as well as media consumers who could benefit from the use of the Company's technologies and services. By utilizing the various sales channels, the Company is capable of national geographic coverage, as well as targeting specific potential customers. The Company's direct sales force targets senior decision makers at designated high profile accounts. The reseller channel focuses on selling the Company's products and services to meet their own clients' digital media information requirements. The OEM Channel brings the Company's technologies to the premier portal software development companies to be included in their product offering. The Company demonstrates its services and displays its equipment at industry trade shows, conferences, and in-person sales presentations and demonstrations, and conducts real-time demonstrations on the Internet at www.mediaxpress.com.

          The Company's sales efforts expect to capitalize on the rapidly expanding market for Internet-based delivery of digital media to businesses and consumers.

         The Company uses both online and offline marketing strategies to stimulate demand and develop brand awareness for its core product lines, MediaXpress and Virgin JamCast. This includes print, broadcast and online advertising, public relations, direct marketing, trade shows and sales promotion activities.

          In the fourth quarter of 1999, the Company significantly expanded the music content available on the Virginjamcast.com Web site and, in support thereof, has developed an aggressive marketing program, planned to launch in the first quarter of 2000. In addition to national print, radio, television, online advertising and direct marketing, the program will also feature extensive retail promotion at Virgin Megastores throughout the country, sponsorships of major music industry events, and promotional activities of major and independent artists in partnership with major record labels. The goals of these marketing programs are to generate brand awareness, significant user traffic to the Company's Web site and subscribers to the Virgin JamCast service.

         The Company's MediaXpress service, which was launched in October 1999 under its former name, "NewsPak", was initially marketed to develop partnerships with major media providers as well as to develop a "reseller" partner program. This program resulted in the licensing of over 1,000 new content sources and developing partnerships with over 80 Web development and services firms who, in turn, provide the MediaXpress service to their clients. The extension of this marketing program began in the first quarter of 2000, with the repositioning of NewsPak to MediaXpress, and commencing a national business-to-business, online and print advertising program targeted at Web site owners who have a need for real-time streaming news and information on their Web sites.

MANUFACTURERS AND SUPPLIERS

         The Company contracts with outside providers of manufacturing services to produce its digital delivery equipment. In addition, the Company customizes, tests and repairs network products at its Salt Lake City facility. The Company believes that it will be able to obtain digital delivery equipment in a timely manner, either from its current suppliers or from one or more other suppliers, to meet present and future orders for such equipment. However, there can be no assurance that extended interruption in the supply of digital delivery equipment would not result in delays and/or order cancellations, which could have a material adverse effect on the Company's business.

         The Company does not intend to directly manufacture products in the future, but will contract with third parties for their manufacture, as appropriate.

PATENTS AND PROPRIETARY RIGHTS

         The Company relies upon a combination of patent, copyright, trademark and trade secret laws, confidentiality and nondisclosure agreements, and other measures to establish and protect its proprietary rights to its technologies, products and services. Such protection may not preclude competitors from copying or learning from the Company's technologies, products and services, or from developing similar technologies, products and services. Also, there can be no assurance as to the range or degree of protection that the Company's existing patents and any future patents will afford, that such patents will provide any competitive advantages for the Company, or that others will not obtain patents similar to any patents issued to the Company. Any patents issued to the Company may be challenged by third parties, invalidated, rendered unenforceable or designed around. The Company's pending patent applications or future applications may not result in the issuance of any additional patents to the Company. Since patent applications in the United States are maintained in secrecy until patents issue, and since publication of inventions in technical or patent literature tends to lag behind actual discoveries, others may obtain patents for technology that the Company's technology will infringe, and that technology would need to be designed around or licensed from the inventor by the Company. No assurance can be given that the Company's technology will not infringe patents or proprietary rights of others, nor that the Company can obtain licenses to use such proprietary rights if necessary. If the Company deems it necessary to license technology to avoid infringement, such licenses may not be available on terms acceptable to the Company. In addition, the Company's competitors may independently develop technologies that are substantially equivalent or superior to the Company's technology. Further, the laws of certain countries in which the Company's products may be sold or licensed may not protect the Company's products and intellectual property rights to the same extent as the laws of the United States. Any litigation to determine the validity of any third party claims could result in significant expense to the Company, adversely affect operating results and divert the efforts of the Company's technical and management personnel, whether or not such litigation is resolved in favor of the Company. Although the Company is not aware of any pending or threatened litigation involving such matters as of the date hereof, in the event of an adverse result in any such litigation, the Company could be required to expend significant resources to develop non-infringing technology or obtain licenses to the disputed technology. The Company may not be successful in such development, and any such licenses may not be available on commercially reasonable terms.

         The Company's technologies, products and services also incorporate subject matter that the Company believes is in the public domain and subject matter that is licensed to the Company or that it otherwise believes it has the right to use. However, third parties may assert patent or other intellectual property infringement claims against the Company with respect to such technologies, products and services, or other matters. There may be patents and other intellectual property relevant to the Company's technologies, products and services which are unknown to the Company and which are owned by third parties.

SEASONAL NATURE OF BUSINESS

         The Company has experienced quarterly fluctuations in operating results, and expects that such fluctuations will continue. These fluctuations are caused by various factors, including the timing of significant orders from major customers and the timing of installations and deliveries. In addition, the Company's operating results may be influenced by seasonality, which in the past has generated additional sales, resulting in increased revenue in the fourth quarter. Because of these factors, the Company expects that its future quarterly results of operations will continue to be subject to significant fluctuations.

WORKING CAPITAL -- INVENTORY AND RECEIVABLES

         As of December 31, 1999, the inventory and accounts receivable portion of working capital totaled approximately $6,040,000.

MAJOR CUSTOMERS

         No single customer accounted for 10% or more of the Company's consolidated revenues for the year ended December 31, 1999.

BACKLOG

         At December 31, 1999, the Company's backlog was approximately $1,898,000, all of which is expected to be delivered in 2000. As of December 31, 1998, the Company had approximately $2,300,000 of backlog.

RENEGOTIATION OR TERMINATION OF GOVERNMENT CONTRACTS

         As of December 31, 1999, no material portion of the Company's business was subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

COMPETITION

         The Company has aggressive competitors in the Internet, content aggregation and digital media delivery business. The Company's sales and potential profitability will be affected by competition from other businesses, including established firms with greater financial and technical resources, and more experience in digital media delivery than the Company. The Company is aware of numerous competitors that provide products and services similar to those offered by the Company, including, among others, (i) content providers and content delivery providers, such as Screaming Media.net, Isyndicate.com, Tibco, Starburst, Globalcast, Harmonic Data Systems, Digital Island, Akamai, Loral Space and Communications, Cidera and Moreover.com, with respect to MediaXpress;
(ii) digital music providers and deliverers, such as A2B Music, Crunch Music, Digital on Demand/Red Hot, Direct Audio, Emusic.com, Epitonic, Liquid Audio, Mjuice, MP3.com, MusicMaker, NEW (Nordic Entertainment Worldwide), Riffage, TechnoMusic and Tunes.com, with respect to Virgin JamCast; (iii) News Edge Corporation, Data Broadcasting Corporation, AP SatNet, Sandpiper Networks, Fantastic Corporation, MicroSpace Corp., EchoStar, Hughes DirectPC, cable television operators and telephone/long distance companies with respect to digital media delivery services; and (iv) Wegener Communications, Comstream Corporation, International Datacasting Corporation and Scientific-Atlanta, Inc. in the digital media delivery equipment business.

         Additional competitors will enter these markets as demand for such products and services expands. The Company's product development, sales and marketing efforts will be critical, as the Company will continue to face intense competition in the marketplace. There can be no assurance that the Company will be able to provide the technological enhancements and new products and services necessary to maintain its competitive position, or have the financial resources to make the required investments in sales, marketing, engineering, and research and development necessary to sustain a competitive position for its products and services. The Company's financial condition and results of operations may be adversely affected by the actions of existing or future competitors, including the development of new technologies, the introduction of new products and services, and the reduction of prices to gain or retain market share.

RESEARCH AND DEVELOPMENT

         As of March 10, 2000, the Company's research, development and engineering staff consisted of 33 full-time employees. The Company also engages consultants on a contract basis to perform certain research and development projects. In the three years ended December 31, 1999, 1998 and 1997, the Company incurred approximately $13,269,000, $10,913,000 and $7,440,000, respectively, in research and development expenses.

ENVIRONMENTAL PROTECTION

         As of December 31, 1999, the Company's business, capital expenditures, earnings and competitive position were not materially affected by compliance with federal, state or local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, and the Company does not anticipate any material capital expenditures for environmental control facilities in the foreseeable future.

EMPLOYEES

         As of March 10, 2000, the Company employed approximately 140 full-time and no part-time employees. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

FINANCIAL INFORMATION ABOUT FOREIGN AND DOMESTIC OPERATIONS AND EXPORT SALES

         During the fiscal years ended December 31, 1999, 1998 and 1997, approximately 20%, 22% and 27% of the Company's revenues were from sales to customers outside of the United States. The majority of the exports in 1999 were to customers in Europe and Asia, with sales of $2,665,700 and $589,300, respectively. The remaining export sales of $187,500 were primarily to customers in North and South America. Currently, all of the Company's significant operations are based in the U.S. and, accordingly, the Company does not report operating profits or assets by geographic regions.

ITEM 2.  PROPERTIES

         The Company leases a 13,000 square-foot facility in Phoenix, Arizona, for its Virgin JamCast operations, and certain of its product development, sales and marketing operations. The lease provides for annual rent expense of approximately $216,000, and expires in July 2001.

         The Company leases a 12,126 square-foot facility in Phoenix, Arizona, for its executive offices. The lease provides for annual rent expense of approximately $333,465, and expires in April 2004.

         The Company leases a 30,000 square-foot facility in Salt Lake City, Utah, for a Digital Media Center. The lease provides for annual rent expense of approximately $396,000, and expires in July 2001.

         The Company leases a 2,667 square-foot facility in New York City for its MediaXpress sales staff. The lease provides for annual rent expense of approximately $109,000, and expires in August 2004.

         The Company leases a 1,818 square-foot facility in London, England, for its European Digital Media Center. The lease provides for an annual rent expense of approximately pound sterling 25,500, and expires in June 2002.

         The Company leases a 10,000 square-foot facility in Dallas, Texas, for its Newscast operations. The lease provides for an annual rent expense of approximately $130,000, and expires in May 2001.

         The Company leases a 6,310 square-foot facility in Rosewood, New Jersey, for its software product development center. The lease provides for an annual rent expense of $151,440, and expires in June 2004.

         The Company believes that its current facilities are adequate to support the levels of its present operations and that suitable additional or alternative space will be available as needed to accommodate expansion needs.

ITEM 3.  LEGAL PROCEEDINGS

         As of March 10, 2000, the Company was not a party to any material pending legal proceeding.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II

ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         (A)      MARKET INFORMATION

         The Company's Common Shares are traded on the Nasdaq Stock Market under the symbol "WAVO".

         The following table sets forth the range of high and low sales prices for the Company's Common Shares for each quarter during 1998 and 1999, as reported by Nasdaq:

                  QUARTER ENDED                    HIGH SALES PRICE        LOW SALES PRICE
                  -------------                    ----------------        ---------------
                  March 31, 1998                       $ 11.750                $ 8.188
                  June 30, 1998                        $ 19.125                $10.500
                  September 30, 1998                   $ 16.938                $ 4.875
                  December 31, 1998                    $ 15.500                $ 3.250
                  March 31, 1999                       $ 10.688                $ 5.688
                  June 30, 1999                        $ 10.875                $ 5.563
                  September 30, 1999                   $  6.656                $ 3.469
                  December 31, 1999                    $  6.000                $ 3.625


         (B)      HOLDERS

         As of March 10, 2000, the Company had approximately 444 holders of record of its Common Shares, and believes it has approximately 18,000 beneficial holders who are participants in security position listings of its Common Shares.

         (C)      DIVIDENDS

         The Company has not paid any cash dividends on its Common Shares. The Company currently intends to retain all available funds for use in its business, and does not anticipate paying any cash dividends on its Common Shares in the foreseeable future.

         The Company's revolving line and equipment line credit agreements with Silicon Valley Bank contain certain financial covenants, which include the prohibition of dividends on Common Shares. In addition, the provisions of the Company's 1994 Cumulative Convertible Preferred Stock and Series D Convertible Preferred Stock may limit or prohibit the payment of dividends on its Common Shares in certain circumstances.

         (D)      RECENT SALES OF UNREGISTERED SECURITIES

         Information regarding the Company's sales of equity securities that were not registered under the Securities Act of 1933, as amended, is contained in the Company's Quarterly Reports on Form 10-Q for the quarters ended March 31, 1999, June 30, 1999, and September 30, 1999.

         On November 5, 1999, the Company issued 224,960 restricted Common Shares to the former shareholders of eWatch, Inc. as final consideration for the Company's acquisition of eWatch, Inc. in 1998. The Company's Common Shares issued in the transaction were valued at $807,796. The Common Shares were issued pursuant to the non-public offering exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA

The following table summarizes the last five years of financial information for the Company. This selected data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" in
Item 7, and the Consolidated Financial Statements, related notes thereto, and the auditors' reports included in Item 8 hereof.

Year Ended December 31,                              1999             1998             1997             1996             1995
                                                   --------         --------         --------         --------         --------
Statement of Operations Data(1)
Revenues                                           $ 22,115         $ 22,296         $ 22,590         $ 19,020         $    813
Cost of Revenues                                     11,481           11,646           12,481           11,226              560
                                                   --------         --------         --------         --------         --------
    Gross Margin                                     10,634           10,650           10,109            7,794              253
Operating Expenses:
    Research and development                         13,269           10,913            7,440            3,874            3,812
    Sales and marketing                              12,929           15,503            9,918            5,758            1,547
    General and administrative                        6,039            5,756            4,902            5,389            2,311
    Amortization                                      1,783            2,548            2,134            1,931               42
    Nonrecurring charges                              8,491            4,600             --               --               --
    Charge for purchased research
         and development                               --                480            6,000             --              8,474
                                                   --------         --------         --------         --------         --------
                                                     42,511           39,800           30,394           16,952           16,186
Other (income) expense:
    Interest expense                                    258              210              239              197               15
    Interest income & other                            (605)            (875)            (740)            (740)            (492)
    Minority interest                                  (417)            --               --               --               --
                                                   --------         --------         --------         --------         --------
Net loss                                           $(31,113)        $(28,485)        $(19,784)        $ (8,615)        $(15,456)
                                                   --------         --------         --------         --------         --------
Less: Preferred stock dividends                      (1,437)          (1,552)          (1,708)          (1,693)            (552)
                                                   --------         --------         --------         --------         --------
Net loss after preferred stock dividends           $(32,550)        $(30,037)        $(21,492)        $(10,308)        $(16,008)
                                                   ========         ========         ========         ========         ========
Basic and diluted net loss per common share
    after preferred stock dividends                $  (1.13)        $  (1.38)        $  (1.29)        $  (0.76)        $  (1.57)
                                                   ========         ========         ========         ========         ========
Number of shares used in
    per share calculation                            28,827           21,774           16,676           13,554           10,195
                                                   ========         ========         ========         ========         ========
Balance Sheet Data(1)

Short-term debt, including
    accrued interest                               $  2,831         $  2,052         $  2,232         $  2,258         $  1,197
Working capital                                      10,304           18,100           17,970           15,747           10,999
Long-term debt                                        1,056               40               12               98              638
Property and equipment, net                           5,672            4,762            4,507            2,281            2,014
Total assets                                         42,425           52,987           52,991           41,562           38,258
Series D preferred shares                            12,120             --               --               --               --
Shareholders' equity                                 19,873           44,630           45,612           35,854           30,806

(1) See Note 2 of the Notes to Consolidated Financial Statements regarding business acquisitions.

No cash dividends have been paid on common stock.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

OVERVIEW

         WAVO Corporation (the "Company"), formerly WavePhore, Inc., is in the business of moving media. As an industry leading Digital Media Services Provider, WAVO partners with the foremost providers of news, business data, content and multimedia programming. Adding value for media providers over the Company's Internet-based delivery systems, including content management and electronic commerce services, the Company delivers quality content to an information - dependent society. The Company enables people and enterprises to more efficiently receive, manage and productively use all types of time sensitive, insightful, and relevant information. The Company's technologies and services aggregate, filter, customize and distribute digital content (text, graphics, music and video), using a wide range of reliable, low-cost delivery systems. It has technology sourcing and strategic alliances with Microsoft, Virgin Entertainment Group, Liquid Audio, Ask Jeeves, Inc. and Real Networks, Inc.

         The Company's 75% owned subsidiary, JamCast.com, Inc., was created in conjunction with the Company's agreement with Virgin Entertainment Group ("Virgin Entertainment"), to form Virgin JamCast. Virgin JamCast is an Internet broadcasting service that provides music and computer game fans with the most direct way to enjoy their favorite artists or games without the long wait typically associated with such downloads. In return for providing $15,000,000 of in-store promotion and other consideration, Virgin Entertainment has a 25% equity stake in JamCast.com, Inc. Additionally, Virgin Entertainment acquired warrants to purchase WAVO Common Shares. JamCast.com operates as an independent entity with the Company, providing developmental, technical, financial and operational support. The Company expects to launch the Virgin JamCast service in March 2000.

         The Company's MediaXpress service, an Internet-driven broadcasting solution, delivers various media from 34 top sources, generating more than 2,000 stories a day. It allows Web site operators and developers to put pre-licensed, real-time news and other entertainment media from top-name content sources on their sites quickly and with minimum effort. Pre-packaged news feeds are delivered over the Internet in a standardized format. A MediaXpress developer's kit provides easy integration into an enterprise's Web site or Intranet. The service uses XML delivery format, based on open standards to allow more complex data processing and analysis, perform more precise searches, share data efficiently and navigate data more easily than HTML formats.

         The Company provides wireless data broadcasting transmission services and equipment to providers of financial data, news, and other information. The Company's broadcast networks utilize established technologies, such as FM subcarrier and small dish satellite broadcasting technologies that are well suited to the economical one-way transmission of time-sensitive data from one central location to many remote sites. Those operations are established in 13 major United States markets that, combined with the Company's small dish satellite coverage, enable the Company to service the continental U.S. and the major population centers in Canada.

         The Company utilizes VBI technology, whereby data is embedded into existing TV broadcast signals. The Company has an agreement with PBS National Datacast, Inc., and its member stations that provide nationwide broadcast coverage.

RESULTS OF OPERATIONS - YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997

Revenues

         Revenues are derived primarily from the following activities: (i) digital media delivery services generate volume-based fees and revenues from the sale or rental of communication systems; and (ii) subscriptions to information services and related fee-based integration consulting services. Revenues for the years ended December 31, 1999, 1998 and 1997 were $22,115,000, $22,296,000 and
$22,590,000, respectively. Subscription and fee services in 1999 grew 12% over the prior year. There was a 5% decrease in information delivery services and communications systems, most of which related to reduced sales of communications systems. Recurring information delivery services remained relatively constant from 1998. Subscription and fee services revenue during 1998 increased 87% from 1997. Information delivery services and communication systems sales were significantly impacted by decreased overseas sales of communication systems, caused primarily by economic turmoil in certain international markets.

Cost of Revenues

         Cost of revenues consists primarily of costs associated with transmitting news services to customer sites, royalties to information content providers and costs of computer hardware and software sold to customers. Cost of revenues for the years ended December 31, 1999, 1998 and 1997 were $11,481,000, $11,646,000 and $12,481,000, respectively. Gross margin dollars were comparable from 1999 to 1998. Margins have steadily improved as a larger percentage of the Company's revenue is generated by higher margined products, such as information delivery and subscription services. Gross margins were 48% in 1999 and 1998, and 45% in 1997.

Research and Development

         Research and development expenses for the years ended December 31, 1999, 1998 and 1997 were $13,269,000, $10,913,000 and $7,440,000, respectively.
Product development expenses consist primarily of design, testing and support of the Company's existing and developing hardware, software and services. In 1999, research and development expenses increased $2,356,000, or 22%. The significant increases in expenditures relate to the development of new and enhanced services for a growing customer base, including MediaXpress and the Company's new consumer product, Virgin JamCast. Additionally, expenses associated with leasing the infrastructure used in the Company's media delivery services increased approximately $1,000,000 from 1998. Increases in 1998 from 1997 corresponded to the investments made in the Company's VBI technology, and additions and enhancements made to products within the business-to-business market.

Sales and Marketing

         Sales and marketing expenses for the years ended December 31, 1999, 1998 and 1997 were $12,929,000, $15,503,000 and $9,918,000, respectively.
Advertising expenses decreased over $1,700,000 from 1998, the year in which the WaveTop product was launched. The Company anticipates significant marketing expenditures in 2000 and beyond to promote the Virgin JamCast and MediaXpress products. Virgin Entertainment Group will also contribute advertising and promotion dollars to cultivate consumer awareness of the Virgin JamCast product. Sales and marketing expenses in 1998 increased $5,585,000, or 56% from 1997. These increases related primarily to advertising and promotional costs incurred for the WaveTop service, additional compensation, increased travel, and expansion of the sales force to aggressively pursue new markets and to accommodate growth, particularly in the subscription and fee service area.

General and Administrative

         General and administrative expenses for the years ended December 31, 1999, 1998 and 1997 were $6,039,000, $5,756,000 and $4,902,000, respectively.
Expenses increased 5% in 1999 from 1998 relating to increased personnel costs. The increase in 1998 as compared to 1997 relates primarily to human resources and other administrative areas in conjunction with the growth of the Company.

Amortization

         Amortization expense was $1,782,000, $2,548,000 and $2,134,000 for
1999, 1998 and 1997, respectively. The increase in 1998 from 1997 relates to increases in intangible assets of acquired businesses, specifically, Paracel Online Systems ("Paracel Online") in 1997 and two smaller non-material business acquisitions in 1998. Amortization expense in 1999 was down from 1998, resulting from a write-down of intangible assets at the end of 1998.

Nonrecurring Charge

         During the fourth quarter 1999, the Company made the decision to place its ongoing focus on its MediaXpress and Virgin JamCast products. As a result of this decision, the Company recorded an $8,491,000 non-cash charge in the fourth quarter of 1999. Based on projected earnings and undiscounted cash flow analysis of the business activities not related to its core products, the Company determined an impairment of certain intangibles, primarily goodwill, existed, and accordingly adjusted the carrying value of these assets to their estimated fair value. Fair value was based on an estimate of future cash flows. The Company does not anticipate any significant additional costs related to this nonrecurring charge beyond those recorded.

         During the fourth quarter of 1998, the Company evaluated several aspects of its business and made strategic decisions that affected portions of the Company's businesses. The Company moved to consolidate separate and autonomous business units and related functional areas into one centralized WAVO operating company. This allowed the Company to create and integrate new products and services for the business marketplace, leverage key portions of various existing

WAVO technologies, and emphasize a more narrow focus on key equipment customers and equipment products. As a result, an evaluation of the Company's intangible assets was conducted. Based on the projected earnings and undiscounted cash flow analysis of the affected business activities, the Company determined an impairment of certain intangibles existed, and accordingly adjusted the carrying value of these assets to their estimated fair value. Fair value was based on an estimate of future cash flows. A nonrecurring, non-cash expense of $4,000,000 was recorded. The nonrecurring charge also included $600,000 in costs associated with a reduction in work force resulting from the change in strategic direction. The Company does not anticipate any significant additional costs, beyond those recorded, to complete implementation of its new strategic direction.

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

Interest Expense

         Interest expense for the years ended December 31, 1999, 1998 and 1997 was $258,000, $210,000 and $239,000, respectively. The increase in 1999 expense relates to additional borrowings on the Company's credit facilities.

Interest Income

         Interest income for the years ended December 31, 1999, 1998 and 1997 was $605,000, $875,000 and $740,000, respectively. The decrease in interest income in 1999 is attributed to less cash available for investment. Conversely, the increase from 1997 to 1998 relates to increased cash invested.

Minority Interest

         Minority interest in 1999 represents a 25% interest in JamCast.com, Inc., held by Virgin Entertainment Group ("Virgin"). The Company sold this interest to Virgin in September 1999, in exchange for certain promotional commitments.

Net Operating Loss Carryforward

         At December 31, 1999, the Company has net operating loss carryforwards of approximately $104,670,000 for federal income tax purposes that expire in years 2004 through 2019, and $71,368,000 for state income tax purposes that expire in years 2000 through 2004. The primary difference between the loss carryforwards for financial reporting and tax purposes relates to the capitalization of start-up costs for income tax purposes. Start-up costs are deductible over a five-year period commencing in 1996, which is the year the Company advanced from the research and development stage into production and sales for federal and state income tax purposes. For financial reporting purposes, a valuation allowance of $45,852,000 has been recognized to offset the Company's deferred tax assets. Certain of the Company's net operating loss carryforward may be limited based upon change in ownership rules.

LIQUIDITY AND CAPITAL RESOURCES


         During the years ended December 31, 1999, 1998 and 1997, the Company used cash in its operations of $16,616,000, $15,315,000 and $13,407,000, respectively. Cash flows used in investing activities were $4,755,000 in 1999, $2,457,000 in 1998 and $11,396,000 in 1997.

         In 1999, the Company used cash to make an acquisition payment to Paracel Online of $1,434,000. In 1998, the Company used $456,000 to purchase WavePhore Labs and eWatch, and $8,906,000 in 1997 to purchase Paracel Online, all net of the cash acquired. During 1999, 1998 and 1997, the Company's capital expenditures totaled $3,253,000, $2,003,000 and $2,385,000, respectively.

         The Company received cash from financing activities of $15,148,000 in 1999, $23,939,000 in 1998 and $24,563,000 in 1997. In October 1999, the Company
issued 1,500 shares of Series D Convertible Preferred Shares, generating $15,000,000 before cash issuance costs of $1,161,000. See Note 11 to the Consolidated Financial Statements for additional discussion.

         In December 1998, the Company completed a private placement of 879,116 of its Common Shares for gross proceeds of $7,500,000. In 1997, the Company authorized and issued 24,000 Series C Convertible Preferred Shares with a stated value of $1,000 per share. Net proceeds were $22,763,000 after placement costs. The Company also received proceeds of $359,000 in 1998 and $1,094,000 in 1997 from the exercise of Series B Preferred Share warrants. Additionally, the Company received proceeds of $17,943,000 and $1,771,000 in 1998 and 1997, respectively, from the issuance of Common Shares relating to the exercise of previously issued warrants and stock options. The Company purchased $523,000, $705,000 and $363,000 of its Common Shares in 1999, 1998 and 1997, respectively. In August 1998, the Board of Directors of the Company approved a stock repurchase program under which the Company may purchase up to 1,000,000 shares of the Company's common stock through open market transactions at prevailing market prices. In addition, the Company paid cash dividends on its 1994 Cumulative Convertible Preferred Stock in 1999, 1998 and 1997, and Series A and B Preferred Shares in 1998. Dividends paid during 1999, 1998 and 1997 were $552,000, $761,000 and $552,000, respectively.

         Depending upon the pace of revenue growth during 2000, the Company may need additional equity funding and/or credit facilities to support operating activities late in 2000. If necessary, the Company believes that it will be able to generate additional funding for operations and its accelerated internal growth plans through equity offerings similar to those it has completed in the past. Additionally, the Company currently has credit facilities available totaling $8,000,000. Available credit on facilities is approximately $4,300,000 at December 31, 1999.

         The Company will continue to evaluate business acquisitions and the development of strategic partnerships to help accelerate its growth. The pace at which these acquisitions and strategic partnerships occur will have an impact on the capital resources of the Company to the extent they are funded with cash, and may cause dilution of existing stockholder interest to the extent they are funded through equity financings.

RISKS ASSOCIATED WITH THE YEAR 2000

         The Year 2000 issue refers to the potential for system and processing failures of date-related calculations, and is the result of some earlier computer-controlled systems using two, rather than four, digits to define the applicable year. For example, computers that have time-sensitive software may recognize a date using "00" as the year 1900, rather than the year 2000.

         To date, the Company has not experienced any material Year 2000 issues, and has been informed by its material suppliers and vendors that they have also not experienced material Year 2000 issues that would affect the Company's business. The Company's products were developed and refined with an awareness of the Year 2000 issue, and do not employ two digits to define the applicable year. The Company's Year 2000 expenses related to the operating costs associated with time spent by employees in the evaluation process, the purchase of compliant equipment and software, and year 2000 compliance matters generally.

FORWARD-LOOKING STATEMENTS

         Certain statements in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and certain other sections of this Annual Report are forward looking. These may be identified by the use of forward-looking words or phrases, such as "believe", "expect", "anticipated", "should", "planned", "estimated" and "potential", among others. These forward-looking statements are based on the Company's reasonable current expectations. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risk and uncertainties that may affect the operations, performance, development and results of the Company include: the complexity and uncertainty regarding the development and implementation of the Company's products and services; market acceptance of new products and services; the introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; changes in the digital media delivery services industry and markets; the Company's ability to protect its proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the dependence of the Company's businesses upon a variety of suppliers and vendors; the ability to maintain computer and telecommunications systems essential to its business operations; the integration and assimilation of acquisitions; the need for future additional financing; the risks and uncertainties of expansion into various international markets; the ability to retain key employees; dependence upon strategic alliances or relationships with other parties; and volatility of the Company's Common Share price.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk relates primarily to fluctuations in short-term interest rates. The Company has performed a sensitivity analysis and determined that based on current economic conditions, changes in short-term interest rates would not have a material effect on its operating results or financial condition.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                          Independent Auditors' Report


Board of Directors and Shareholders
WAVO Corporation
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of WAVO Corporation as of December 31, 1998, and the related consolidated statements of operations, changes in preferred stock and shareholders' equity, and cash flows for each of the two years in the period ended December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WAVO Corporation at December 31, 1998, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 1998, in conformity with generally accepted accounting principles.

ERNST & YOUNG LLP

Phoenix, Arizona
January 25, 1999

                          Independent Auditors' Report


Board of Directors and Shareholders
WAVO Corporation
Phoenix, Arizona

We have audited the accompanying consolidated balance sheet of WAVO Corporation (formerly WavePhore, Inc.) as of December 31, 1999, and the related consolidated statement of operations, changes in preferred stock and shareholders' equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of WAVO Corporation at December 31, 1999, and the consolidated results of its operations and its cash flows for the year then ended December 31, 1999, in conformity with generally accepted accounting principles

DELOITTE & TOUCHE LLP

Phoenix, Arizona
January 27, 2000

CONSOLIDATED BALANCE SHEETS

December 31,                                                                   1999                 1998
                                                                          -------------         -------------
Assets
Current Assets:
    Cash and cash equivalents                                             $  11,496,888         $  17,719,042
    Accounts receivable, less allowance for doubtful
          accounts of $289,000 in 1999 and $425,000 in 1998                   4,256,546             4,028,384
    Inventories                                                               1,783,742             3,313,490
    Prepaid expenses and other                                                1,215,580               976,933
                                                                          -------------         -------------
Total current assets                                                         18,752,756            26,037,849

Property and equipment, net                                                   5,671,675             4,761,827
Goodwill, net                                                                 4,325,714             9,206,263
Intangible assets of businesses acquired, net                                13,096,816            11,410,430
Deposits and other assets                                                       577,837             1,570,362
                                                                         --------------         -------------
Total assets                                                              $  42,424,798         $  52,986,731
                                                                         ==============        ==============
Liabilities and shareholders' equity
Current liabilities:
    Accounts payable                                                      $     899,099         $   1,073,214
    Deferred revenues                                                         2,217,020             1,873,618
    Accrued expenses                                                          2,502,379             2,938,371
    Bank credit lines                                                         1,713,451             2,000,000
    Current portion of long-term debt                                         1,117,160                52,165
                                                                          -------------         -------------
Total current liabilities                                                     8,449,109             7,937,368
                                                                          -------------         -------------

Long-term debt, less current portion                                          1,055,793                39,563
Other long-term liabilities                                                   1,338,141               379,342
                                                                          -------------         -------------
                                                                              2,393,934               418,905
                                                                          -------------         -------------

Minority Interest                                                              (411,675)                 --
                                                                          -------------         -------------
Series D preferred shares, stated value $10,000 per share;
     authorized 2,000 shares, issued and outstanding 1,500 shares
    liquidation value $15,000,000                                            12,120,305                  --
                                                                          -------------         -------------

Commitments and Contingencies (Notes 7, 8 and 16)
Shareholders' equity:
    Common shares, no par; authorized 100,000,000
          shares, shares issued, 29,655,190 in 1999 and
          29,022,092 in 1998                                                147,367,490           139,411,649
    Series 1994 cumulative convertible preferred shares,
           stated value $11 per share; authorized, issued and out-
          standing 501,963 shares; liquidation value $5,521,593               5,521,593             5,521,593
    Accumulated other comprehensive income                                      (28,766)              (23,180)
    Accumulated deficit                                                    (128,534,667)          (96,349,957)
                                                                          -------------         -------------
                                                                             24,325,650            48,560,105
    Treasury shares, at cost, 506,000 common shares in 1999
                    and 446,000 in 1998                                      (4,452,525)           (3,929,647)
                                                                          -------------         -------------
Total shareholders' equity                                                   19,873,125            44,630,458
                                                                          -------------         -------------
Total liabilities and shareholders' equity                                $  42,424,798         $  52,986,731
                                                                         ==============        ==============

See accompanying notes

CONSOLIDATED STATEMENTS OF OPERATIONS

Year Ended December 31,                                         1999                1998                 1997
                                                           ------------------------------------------------------
Revenues                                                   $ 22,114,944         $ 22,296,273         $ 22,590,362
Cost of revenues                                             11,481,327           11,646,431           12,481,549
                                                           ------------------------------------------------------
      Gross margin                                           10,633,617           10,649,842           10,108,813
                                                           ------------------------------------------------------
Operating expenses
      Research and development                               13,269,200           10,913,002            7,440,119
      Sales and marketing                                    12,929,373           15,502,790            9,918,038
      General and administrative                              6,038,835            5,755,573            4,901,527
      Amortization                                            1,782,680            2,547,748            2,134,429
      Nonrecurring charge                                     8,490,537            4,600,000                 --
      Charge for purchased research and development                --                480,000            6,000,000
                                                           ------------------------------------------------------
                                                             42,510,625           39,799,113           30,394,113
                                                           ------------------------------------------------------
Other (income) expense:
      Interest expense                                          257,929              210,496              238,997
      Interest income and other                                (604,959)            (875,116)            (739,891)
      Minority interest                                        (416,675)                --                   --
                                                           ------------------------------------------------------
                                                               (763,705)            (664,620)            (500,894)
                                                           ------------------------------------------------------
Net loss                                                   $(31,113,303)        $(28,484,651)        $(19,784,406)
                                                           ------------------------------------------------------

Less: Preferred stock dividends                              (1,437,152)          (1,552,008)          (1,707,767)
                                                           ------------------------------------------------------

Net loss after preferred stock dividends                   $(32,550,455)        $(30,036,659)        $(21,492,173)
                                                           ======================================================

Basic and dilutive net loss per common
      share after preferred stock dividends                $      (1.13)        $      (1.38)        $      (1.29)
                                                           ======================================================

Number of shares used in per share calculations              28,826,587           21,774,450           16,676,499
                                                           ======================================================

See accompanying notes.

 CONSOLIDATED STATEMENTS OF CHANGES IN PREFERRED STOCK AND SHAREHOLDERS' EQUITY


                                                            Series D Convertible
                                                              Preferred Shares                           Common Shares
                                                          Shares               Amount             Shares               Amount
----------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                               --                   --             16,520,714        $  66,964,819
Cash proceeds from issuance of
     Series C preferred shares, net of
     share issuance costs of $1,236,626                     --                   --                   --                   --
Conversion of Series A & B
     Convertible preferred shares
     to common shares                                       --                   --              1,032,864            4,967,380
Conversion of Series C
     Convertible preferred shares
     to common shares                                       --                   --                 68,203              600,000
Common shares dividends paid on
     Series A & B preferred shares                          --                   --                 66,873              532,773
Common shares dividends paid on
     Series C preferred shares                              --                   --                 60,138              622,159
Cash proceeds from exercise of
     common share warrants                                  --                   --                 24,000              205,500
Cash proceeds from exercise of
     Series B preferred share warrants                      --                   --                   --                   --
Cash dividends on 1994 preferred shares                     --                   --                   --                   --
Cash proceeds from exercise of
     common share options                                   --                   --                248,750            1,565,466
Common shares issued in purchase
     of a business                                          --                   --                454,654            4,200,000
Other                                                       --                   --                 45,000              590,102
Treasury shares purchased                                   --                   --                   --                   --
Gain on foreign currency translation                        --                   --                   --                   --
Net loss                                                    --                   --                   --                   --
                                                           -----------------------------------------------------------------------
Balances at December 31, 1997                               --                   --             18,521,196           80,248,199

Cash proceeds from issuance of common shares                --                   --                879,116            7,500,000
Conversion of Series A & B
     Convertible preferred shares
     to common shares                                       --                   --              1,966,804            7,634,742
Conversion of Series C
     Convertible preferred shares
     to common shares                                       --                   --              4,324,710           22,160,672
Common shares dividends paid on
     Series A & B preferred shares                          --                   --                  3,764               20,668
Common shares dividends paid on
     Series C preferred shares                              --                   --                 81,753              771,425
Cash proceeds from exercise of
     common share warrants                                  --                   --              1,001,200            7,208,400
Cash proceeds from exercise of
     Series B preferred share warrants                      --                   --                   --                   --
Cash dividends on 1994 preferred shares                     --                   --                   --                   --
Cash dividends on Series A&B preferred shares               --                   --                   --                   --
Cash proceeds from exercise of
     common share options                                   --                   --              1,809,885           10,734,296
Common shares issued in purchase
     of  businesses                                         --                   --                433,664            3,333,902
Other                                                       --                   --                   --               (200,655)
Treasury shares purchased                                   --                   --                   --                   --
Gain on foreign currency translation                        --                   --                   --                   --
Net loss                                                    --                   --                   --                   --
                                                     -----------------------------------------------------------------------------
Balances at December 31, 1998                               --                   --             29,022,092          139,411,649

Issuance of common share warrants
     in connection with Series D preferred shares           --                   --                   --              2,206,700
Cash dividends on 1994 preferred shares                     --                   --                   --                   --
Cash proceeds from exercise of common share options         --                   --                108,109              722,548
Cash proceeds from Series D Preferred Shares,
      net of share issuance costs of $1,192,237            1,500        $  11,601,063                 --                   --
Accreted dividends on Series D preferred shares             --                519,242                 --                   --
Common shares issued in purchase of businesses              --                   --                524,989            2,420,296
Common share warrants issued to business partner            --                   --                   --              2,649,450
Other                                                       --                   --                   --                (43,153)
Treasury shares purchased                                   --                   --                   --                   --
Gain on foreign currency translation                        --                   --                   --                   --
Net loss                                                    --                   --                   --                   --
                                                     -----------------------------------------------------------------------------
Balances at December 31, 1999                              1,500        $  12,120,305           29,655,190        $ 147,367,490
                                                     =============================================================================


                                                                Series 1994                             Treasury Shares
                                                         Shares              Amount                 Shares             Amount
---------------------------------------------------------------------------------------------------------------------------------
Balances at December 31, 1996                           501,963        $   5,521,593               303,500         $  (2,938,298)
Cash proceeds from issuance of
     Series C preferred shares, net of
     share issuance costs of $1,236,626                    --                   --                    --                    --
Conversion of Series A & B
     Convertible preferred shares
     to common shares                                      --                   --                    --                    --
Conversion of Series C
     Convertible preferred shares
     to common shares                                      --                   --                    --                    --
Common shares dividends paid on
     Series A & B preferred shares                         --                   --                    --                    --
Common shares dividends paid on
     Series C preferred shares                             --                   --                    --                    --
Cash proceeds from exercise of
     common share warrants                                 --                   --                    --                    --
Cash proceeds from exercise of
     Series B preferred share warrants                     --                   --                    --                    --
Cash dividends on 1994 preferred shares                    --                   --                    --                    --
Cash proceeds from exercise of
     common share options                                  --                   --                    --                    --
Common shares issued in purchase
     of a business                                         --                   --                    --                    --
Other                                                      --                   --                    --                    --
Treasury shares purchased                                  --                   --                  51,000              (362,954)
Gain on foreign currency translation                       --                   --                    --                    --
Net loss                                                   --                   --                    --                    --
                                                     -----------------------------------------------------------------------------
Balances at December 31, 1997                           501,963            5,521,593               354,500            (3,301,252)

Cash proceeds from issuance of common shares               --                   --                    --                    --
Conversion of Series A & B
     Convertible preferred shares
     to common shares                                      --                   --                    --                    --
Conversion of Series C
     Convertible preferred shares
     to common shares                                      --                   --                    --                    --
Common shares dividends paid on
     Series A & B preferred shares                         --                   --                    --                    --
Common shares dividends paid on
     Series C preferred shares                             --                   --                    --                    --
Cash proceeds from exercise of
     common share warrants                                 --                   --                    --                    --
Cash proceeds from exercise of
     Series B preferred share warrants                     --                   --                    --                    --
Cash dividends on 1994 preferred shares                    --                   --                    --                    --
Cash dividends on Series A&B preferred shares              --                   --                    --                    --
Cash proceeds from exercise of
     common share options                                  --                   --                    --                    --
Common shares issued in purchase
     of  businesses                                        --                   --                    --                    --
Other                                                      --                   --                 (10,000)               76,405
Treasury shares purchased                                  --                   --                 101,500              (704,800)
Gain on foreign currency translation                       --                   --                    --                    --
Net loss                                                   --                   --                    --                    --
                                                     ----------------------------------------------------------------------------
Balances at December 31, 1998                           501,963            5,521,593               446,000            (3,929,647)

Issuance of common share warrants
     in connection with Series D preferred shares          --                   --                    --                    --
Cash dividends on 1994 preferred shares                    --                   --                    --                    --
Cash proceeds from exercise of common share options        --                   --                    --                    --
Cash proceeds from Series D Preferred Shares,
      net of share issuance costs of $1,192,237            --                   --                    --                    --
Accreted dividends on Series D preferred shares            --                   --                    --                    --
Common shares issued in purchase of businesses             --                   --                    --                    --
Common share warrants issued to business partner           --                   --                    --                    --
Other                                                      --                   --                    --                    --
Treasury shares purchased                                  --                   --                  60,000              (522,878)
Gain on foreign currency translation                       --                   --                    --                    --
Net loss                                                   --                   --                    --                    --
                                                     -----------------------------------------------------------------------------
Balances at December 31, 1999                           501,963        $   5,521,593               506,000         $  (4,452,525)
                                                     =============================================================================


See accompanying notes.




Series A&B Convertible Preferred Shares    Series C Convertible Preferred Shares
--------------------------------------------------------------------------------
       Shares           Amount                    Shares             Amount
--------------------------------------------------------------------------------
     489,151         $  11,149,755                  --                    --

        --                    --                  24,000            22,763,374

    (211,788)           (4,967,380)                 --                    --

        --                    --                    (600)             (600,000)

        --                    --                    --                    --

        --                    --                    --                    --

        --                    --                    --                    --

      43,755             1,093,867                  --                    --
        --                    --                    --                    --

        --                    --                    --                    --

        --                    --                    --                    --
        --                    --                    --                    --
        --                    --                    --                    --
        --                    --                    --                    --
        --                    --                    --                    --
--------------------------------------------------------------------------------
     321,118             7,276,242                23,400            22,163,374

        --                    --                    --                    --

    (335,458)           (7,634,742)                 --                    --

        --                    --                 (23,400)          (22,160,672)

        --                    --                    --                    --

        --                    --                    --                    --

        --                    --                    --                    --

      14,340               358,500                  --                    --
        --                    --                    --                    --
        --                    --                    --                    --

        --                    --                    --                    --

        --                    --                    --                    --
        --                    --                    --                  (2,702)
        --                    --                    --                    --
        --                    --                    --                    --
        --                    --                    --                    --
--------------------------------------------------------------------------------
        --                    --                    --                    --

        --                    --                    --                    --

        --                    --                    --                    --
        --                    --                    --                    --

        --                    --                    --                    --
        --                    --                    --                    --
        --                    --                    --                    --
        --                    --                    --                    --
        --                    --                    --                    --
        --                    --                    --                    --
        --                    --                    --                    --
--------------------------------------------------------------------------------
        --                   $--                    --                   $--
================================================================================



  Accumulated
    Other
Comprehensive
    Income           Accumulated Deficit        Total
---------------------------------------------------------
    Amount                Amount                Amount
---------------------------------------------------------
$     (22,984)        $ (44,821,188)        $  35,853,697

         --                    --              22,763,374

         --                    --                    --

         --                    --                    --

         --                (532,773)                 --

         --                (622,159)                 --

         --                    --                 205,500

         --                    --               1,093,867
         --                (552,163)             (552,163)

         --                    --               1,565,466

         --                    --               4,200,000
         --                    --                 590,102
         --                    --                (362,954)
       39,942                  --                  39,942
         --             (19,784,406)          (19,784,406)
---------------------------------------------------------
       16,958           (66,312,689)           45,612,425

         --                    --               7,500,000

         --                    --                    --

         --                    --                    --

         --                 (20,668)                 --

         --                (771,425)                 --

         --                    --               7,208,400

         --                    --                 358,500
         --                (552,160)             (552,160)
         --                (208,364)             (208,364)

         --                    --              10,734,296

         --                    --               3,333,902
         --                    --                (126,952)
         --                    --                (704,800)
      (40,138)                 --                 (40,138)
         --             (28,484,651)          (28,484,651)
---------------------------------------------------------
      (23,180)          (96,349,957)           44,630,458

         --                    --               2,206,700

         --                (552,162)             (552,162)
         --                    --                 722,548

         --                (519,245)             (519,245)
         --                    --               2,420,296
         --                    --               2,649,450
         --                    --                 (43,153)
         --                    --                (522,878)
       (5,586)                 --                  (5,586)
         --             (31,113,303)          (31,113,303)
---------------------------------------------------------
$     (28,766)        $(128,534,667)        $  19,873,125
=========================================================

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended December 31,                                                  1999                 1998                1997
----------------------------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES
Net loss                                                             $(31,113,303)        $(28,484,651)        $(19,784,406)
Adjustments to reconcile net loss to net cash used in
  operating activities:
           Depreciation                                                 2,649,921            1,828,484            1,334,121
           Amortization                                                 1,782,680            2,547,748            2,134,429
           Loss (gain) on disposal of assets                                 --                  1,099              (55,763)
           Provision for doubtful accounts                                107,256              315,000              122,871
           Charge for purchased research and development                     --                480,000            6,000,000
           Nonrecurring charge                                          8,490,537            4,350,000                 --
           Minority interest in net income                               (416,675)                --                   --
           Changes in operating assets and liabilities:
                 Accounts receivable                                     (364,726)           4,206,231           (4,369,612)
                 Inventories                                            1,296,456             (550,443)             (63,470)
                 Prepaid expenses and other                              (246,291)             459,226               99,708
                 Notes and other receivables                                 --                660,899               73,422
                 Deposits and other assets                                883,298             (117,734)             306,428
                 Accounts payable                                        (174,115)             (30,519)          (1,212,098)
                 Deferred revenues                                        343,402             (313,616)           1,424,299
                 Accrued expenses                                         (51,465)            (647,432)             968,530
                 Other liabilities                                        197,465              (19,311)            (385,939)
                                                                     --------------------------------------------------------
Net cash used in operating activities                                 (16,615,560)         (15,315,019)         (13,407,480)

INVESTING ACTIVITIES
Purchase of property and equipment                                     (3,252,556)          (2,002,575)          (2,385,068)
Proceeds from sale of property and equipment                                  365                1,479               81,718
Purchase of businesses, net of cash acquired                           (1,483,054)            (456,109)          (8,905,634)
Other                                                                     (19,500)                --               (187,366)
                                                                     --------------------------------------------------------
Net cash used in investing activities                                  (4,754,745)          (2,457,205)         (11,396,350)

FINANCING ACTIVITIES
Issuance of preferred shares, net of issuance costs                    13,839,338              323,791           23,857,241
Issuance of common shares                                                 722,548           25,442,696            1,770,966
Borrowings from bank and other                                          3,260,424              700,000            3,045,678
Payments on notes payable and to bank                                  (1,515,748)          (1,038,605)          (3,157,627)
Payment of preferred stock dividend                                      (552,162)            (760,524)            (552,163)
Purchase of treasury shares                                              (522,878)            (704,800)            (362,954)
Other                                                                     (83,371)             (23,938)             (37,870)
                                                                     --------------------------------------------------------
Net cash provided by financing activities                              15,148,151           23,938,620           24,563,271
                                                                     --------------------------------------------------------
Net (decrease) increase in cash and cash equivalents                   (6,222,154)          6,166,396              (240,559)

Cash and cash equivalents at beginning of year                         17,719,042           11,552,646           11,793,205
                                                                     --------------------------------------------------------
Cash and cash equivalents at end of year                             $ 11,496,888         $ 17,719,042         $ 11,552,646
                                                                     ========================================================
Supplemental cash flow information:
     Issuance of common shares in connection with
     purchase of businesses and related acquisition payments,
     including the accrual of cash portion of the payment            $  2,420,296         $  6,203,902         $  4,200,000

     Issuance of common shares as dividends
     on preferred stock                                              $       --           $    792,093         $  1,154,932

     Accretion of dividends on series D preferred shares             $    519,245         $       --           $       --

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

ACCOUNTING POLICIES

Organization and Business

         WAVO Corporation is an Indiana corporation formed in November 1990. The Company is an Internet-based digital media delivery organization. During 1995, WAVO Corporation acquired all of the outstanding common stock of WavePhore Canada, Inc. and WavePhore Networks, Inc. In 1997, the Company purchased all of the assets and assumed certain of the liabilities of Paracel Online Systems, Inc. and formed WavePhore NewsCast Inc., and WavePhore WaveTop, Inc. In 1999, the Company created a new, 75%-owned subsidiary, JamCast.com, Inc. to support an agreement entered into with Virgin Entertainment Group ("Virgin"). Virgin owns the remaining 25% interest. Through its majority-owned subsidiary, the Company offers the Virgin JamCast service in the form of a digital music portal. Reference to "the Company" includes WAVO Corporation and all of its majority and wholly-owned subsidiaries.

Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

Cash and Cash Equivalents

         The Company considers all highly liquid investments with an original maturity of three months or less when purchased to be cash equivalents.

Inventories

         Inventories, consisting primarily of communications equipment, are stated at the lower of cost or market, cost being determined using primarily the weighted-average cost method.

Property and Equipment

         Property and equipment are stated at cost. Depreciation and amortization of property and equipment are recorded using the straight-line method over the estimated useful lives of the assets, as follows:

Furniture and equipment                       5 to 7 years
Computer, lab and production equipment        3 to 5 years
Leasehold improvements                        Life of the lease or useful life,
                                                whichever is less
Equipment rented to others                    5 years

Goodwill and Intangible Assets

         Goodwill represents the excess of the purchase price over the net assets acquired in business combinations and is being amortized on a straight-line basis over 15 years. Other intangibles consist primarily of developed technology and assembled workforce purchased from third parties that are being amortized on a straight-line basis over estimated useful lives ranging from 5 to 15 years. We review goodwill and other intangibles for possible impairment of value whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future undiscounted net cash flows expected to be generated by the asset.

Long-lived Assets

         In accordance with Statement of Financial Accounting Standard No. 121, the Company reviews the carrying values of its long-lived assets and identifiable intangibles such as assembled work-force and developed technology, for possible impairment whenever events or changes in circumstances indicate that the carrying amount of assets to be held and used may not be recoverable. If an impairment of the carrying value were to be indicated by this review, the Company would adjust the carrying value to its estimated fair value.

Revenue Recognition

         Revenue for digital media delivery services is recognized upon transmission of data and is based on the number of characters transmitted, or the number of sites receiving transmissions. Revenue from communication system sales is recognized upon shipment and from equipment rentals over the rental period. Revenue for subscription and fee services is deferred and is recognized ratably over the subscription period and as the fee services are provided. During 1999, 1998 and 1997, export sales represented 20%, 22% and 27%, respectively, of consolidated revenues.

Advertising

         The cost of advertising is expensed as incurred. The Company incurred $2,057,000, $3,760,000, and $1,310,000 in advertising costs during 1999, 1998 and 1997, respectively.

Income Taxes

         The Company accounts for income taxes under the provisions of Statement of Financial Accounting Standard No. 109, "Accounting for Income Taxes".

Net Loss Per Share

         Basic and dilutive net loss per common share amounts are calculated in accordance with FAS128, "Earnings Per Share", and are based on the weighted-average number of shares actually outstanding and exclude potential common shares from stock options, warrants and convertible preferred stock, as the effect would be antidilutive.

Concentrations of Credit Risk

         Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

         The Company's customer base consists primarily of news service and Fortune 1000 companies in the United States. Although the Company is directly affected by the financial and operational well being of the companies in this industry, management does not believe significant credit risk exists at present.

Fair Values of Financial Instruments

         The carrying amounts reported in the consolidated balance sheets for cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities approximate fair value because of the immediate or short-term maturity of these financial instruments. The fair value of bank credit lines and long-term debt is determined using current applicable interest rates as of the balance sheet date and approximates the carrying value of such debt, because the underlying instruments are at variable rates, and accordingly are generally reflective of the market rates.

Reclassifications

         Certain reclassifications have been made to the 1998 and 1997 consolidated financial statements in order to conform to the 1999 presentations. These reclassifications had no effect on reported earnings or stockholders' equity.

Recently Issued Accounting Standards

         In June 1998, the FASB issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company expects to adopt the new Statement effective January 1, 2001. The Statement will require the Company to recognize all derivatives on the balance sheet at fair value. The Company has not evaluated the impact that the adoption of this Statement will have on its results of operations or financial position.

Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

2. ACQUISITIONS

         In 1998, the Company purchased all of the outstanding common stock of WavePhore Labs and eWatch, Inc. These acquisitions were accounted for as purchases and, accordingly, the operating results have been included in the consolidated financial statements of the Company from the dates of acquisition. The aggregated purchase price of both companies was $2,200,000, paid in the form of 274,341 shares of the Company's Common Shares and $300,000 in cash. Approximately $480,000 of the purchase price was attributed to research and development projects eWatch had undertaken and, accordingly, was charged to the Company's operations at the date of acquisition. Each purchase agreement provides for an incentive payment should certain financial performance criteria be met. During 1999, the Company made a contingent payment for each of these acquisitions. Payments totaled $2,420,296, and were issued in the form of 524,989 shares of the Company's Common Shares.

         In May 1997, the Company, through its wholly-owned subsidiary, WavePhore Newscast, Inc., purchased substantially all of the assets and assumed certain of the liabilities of Paracel Online Systems, Inc. The acquired business is engaged in the delivery of customized and aggregated news and other information derived from newspapers, newswires and news magazines to general business customers worldwide, utilizing proprietary and licensed technology.

         This acquisition was accounted for as a purchase and, accordingly, the operating results of Paracel Online have been included in the consolidated financial statements from the date of acquisition. The initial purchase price of $9,000,000 was paid in cash. The purchase agreement also provided for potential contingent payments to be made to Paracel Online in 1998 and 1999, should certain financial performance be met. The purchase price has been allocated to the assets and liabilities of Paracel Online based on their estimated respective fair values. Approximately $6,000,000 of the purchase price was attributed to research and development projects Paracel Online had undertaken and, accordingly, was charged to the Company's operations at the date of acquisition. The excess of the purchase price over the fair value of the tangible net assets acquired, after allocation of purchased research and development, totaled approximately $2,770,000, with $1,200,000 assigned to developed technology, $470,000 to assembled workforce, and $1,100,000 to goodwill. These intangibles are being amortized over fifteen years.

         In December 1997, the Company recorded the first contingent payment to the former owner of Paracel Online in the form of 454,654 Common Shares, valued at $4,200,000. The 1998 contingent payment, paid March 31, 1999 totaled $2,870,000. The payment was made in the form of 164,580 shares of the Company's Common Shares and $1,435,000 in cash. No further contingent payments are required under this agreement.

         The following unaudited combined pro-forma information reflects the results of the Company's operations for the years ended December, 31, 1998 and 1997, assuming consummation of the acquisition of WavePhore Labs and eWatch, Inc. had occurred at the beginning of 1998 and 1997, and Paracel Online had occurred at the beginning of 1997. Pro-forma results from 1999 are not presented, as these operations were included during all of 1999.

(in thousands except per share data)                  1998             1997
-----------------------------------------------------------------------------
Revenues                                            $ 22,892         $ 23,641
Net loss                                            $(28,736)        $(20,949)
Net loss after preferred stock dividends            $(30,288)        $(22,657)
Basic and dilutive net loss per common share
     after preferred stock dividends                $  (1.39)        $  (1.36)

         The pro-forma information does not purport to represent what the Company's results of operations would actually have been had the acquisitions occurred at the beginning of the period indicated, nor to project the Company's results of operations for any future date or period.

3.  INVENTORIES

         Inventories consist of the following at December 31:

                          1999              1998
                       ----------        ----------
Finished goods         $  281,922        $  555,321
Work-in-process           908,089         1,016,123
Raw materials             593,731         1,742,046
                       ----------        ----------
                       $1,783,742        $3,313,490
                       ==========        ==========

4.       PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                          1999                 1998
                                                      ------------         ------------
Computer, lab and operations equipment                $  8,013,583         $  5,133,911
Office furniture and leasehold improvements              1,969,938            1,434,151
Equipment rented to others                               2,601,524            2,449,091
                                                      ------------         ------------
                                                        12,585,045            9,017,153
Less accumulated depreciation and amortization          (6,913,370)          (4,255,326)
                                                      ------------         ------------
                                                      $  5,671,675         $  4,761,827
                                                      ============         ============

5.  INTANGIBLE ASSETS OF BUSINESSES ACQUIRED

       Intangible assets consist of the following at December 31:

                                                  1999                 1998
                                              ------------         ------------
Developed technology                          $  1,778,892         $  1,778,892
Assembled workforce                              1,382,606            1,382,607
Customer base                                   10,200,000           10,200,000
Other                                            3,769,450            1,100,000
                                              ------------         ------------
Intangibles                                     17,130,948           14,461,499
Less accumulated amortization                   (4,034,132)          (3,051,069)
                                              ------------         ------------
                                              $ 13,096,816         $ 11,410,430
                                              ============         ============
Goodwill                                         4,625,704            9,537,389
Less accumulated goodwill amortization            (299,990)            (331,126)
                                              ------------         ------------
Goodwill, net                                 $  4,325,714         $  9,206,263
                                              ============         ============

6.  ACCRUED EXPENSES

       Accrued expenses consisted of the following at December 31:

                                                   1999              1998
                                                ----------        ----------
Acquisition payment                             $    --           $1,433,903
Contract liability                               1,040,000              --
Payroll and vacation                               709,275           819,273
Royalties                                          237,480           162,947
Other accrued expenses                             515,624           522,248
                                                ----------        ----------
                                                $2,502,379        $2,938,371
                                                ==========        ==========

7.  LINE OF CREDIT AND LONG-TERM DEBT

       Long-term debt consisted of the following at December 31:

                               1999              1998
                            ----------        ----------
Line of Credit              $1,713,451        $2,000,000
Equipment Term Loan          2,000,000              --
Other                          172,953            91,728
                            ----------        ----------
Total debt                   3,886,404         2,091,728
Less current portion         2,830,611         2,052,165
                            ----------        ----------
Long-term debt              $1,055,793        $   39,563
                            ==========        ==========

         In December 1999, the Company renewed a $5,000,000 Line of Credit, established a $1,000,000 Non-revolving Equipment Line of Credit ("Equipment Line") and maintained a $2,000,000 Equipment Term Loan ("Equipment Loan"). Available credit at December 31, 1999, was $3,300,000 and $1,000,000 on the Line of Credit and Equipment Line, respectively. Accrued interest on the Line of Credit is due monthly, and principal is due on the January 31, 2001 maturity date. The Company may borrow against the Equipment Line through December 2000. Accrued interest is payable monthly until December 2000, at which time any amounts outstanding are to be converted into a twenty-four month term loan, with monthly installments of principal and interest ending December 2002. Accrued interest only on the Equipment Loan is payable monthly through February 2000, with monthly payments of principal and interest beginning March 2000, and ending February 2002.

         The Line of Credit bears interest at a minimum of prime plus .75%, or maximum of prime plus 1.00%. The Equipment Line of Credit and Term Loan bear interest at a minimum of prime plus 1.00% or maximum of prime plus 1.50%. The variable portion of the interest rates is dependent upon the status of certain financial covenants established by the lender. The interest rate on the Line of Credit was 9.25% at December 31, 1999, while the interest rate on the Equipment Line and Equipment Loan was 9.50%.

         The agreements are collateralized by inventories and accounts receivable. The credit agreements contain certain financial covenants, including the limitation of preferred stock dividends and the prohibition of common stock dividends.

         At December 31, 1999, the Company also has various capital leases and insurance financing arrangements totaling $173,000. Remaining principal payments to be made on debt are $2,830,600 in 2000, $1,022,200 in 2001, $15,600 in 2002,
$11,700 in 2003 and $6,300 in 2004.

         Cash paid for interest was $269,000 in 1999, $266,000 in 1998 and $190,000 in 1997.

8.  LEASE COMMITMENTS AND PURCHASE OBLIGATIONS

         The Company leases office and warehouse facilities and sub-channels of FM radio stations under operating lease arrangements. The following is a schedule of future minimum lease payments:

Years ending
December 31,
------------------------------------
    2000           $       3,098,500
    2001                   1,126,000
    2002                     881,000
    2003                     609,000
    2004                     262,400
                   -----------------
                   $       5,976,900
                   =================

         Total rent expense for the years ended December 31, 1999, 1998 and 1997 was approximately $2,597,000, $2,143,000 and $2,746,000, respectively.

         The Company has entered into several long-term non-cancelable purchase agreements with certain companies, which require the purchase of minimum satellite uplink capacity and the use of certain TV broadcast signals. Future minimum purchase commitments are $3,698,000 in 2000, $2,848,000 in 2001, $803,000 in 2002, $121,000 in 2003 and $30,000 in 2004.

9. RELATED PARTY TRANSACTIONS

         In 1999 and 1998, the Company rented certain equipment from an entity owned by its Chairman of the Board and Chief Executive Officer. Rental payments made amounted to $388,600 and $459,600 in 1999 and 1998, respectively. Also in 1999, the Company purchased $250,000 of common stock for cash, and $250,000 of common stock for future services from a company controlled by a relative of the Company's President.

10. CAPITAL SHARES

         The Series 1994 Preferred Shares are held solely by the Company's Chairman and Chief Executive Officer and are stated at liquidation value and are not entitled to vote. The holder of the Series 1994 Preferred Shares is entitled at any time to convert Series 1994 Preferred Shares into Common Shares equal to the aggregate value of the Series 1994 Preferred Shares divided by the conversion price, as defined, initially set at $11.00. The Series 1994 Preferred Shares may be redeemed, in whole or in part, by the Company at any time at $11.00 per share, plus any accrued and unpaid dividends.

         The holder of the Series 1994 Preferred Shares is entitled to receive, when and as declared by the Company's Board of Directors, cash dividends that are cumulative and cumulate annually at the rate of 10% per share. During 1999, 1998 and 1997, the Board of Directors declared the payment of two semi-annual cash dividends totaling $552,160 each year on the Series 1994 Preferred Shares. Dividends payable on the Series 1994 Preferred Shares is $92,027 at December 31, 1999.

         In December 1995 and January 1996, the Company engaged in a private placement of shares of its Series A and B Convertible Preferred Shares ("Series A and B Shares") to accredited investors. Holders of the Series A and B Shares were entitled to receive cumulative dividends at the rate of $1.25 per annum, payable semi-annually on June 30 and December 31 of each year, when and as declared by the Company's Board of Directors, in preference and priority to any payment of any dividend on the Common Shares or any other class or series of shares of the Company. As of September 1996, the existing preferred shareholders had received a total of 925,200 warrants to purchase the Company's Common Shares at $7.00 per share in consideration for agreeing not to convert their outstanding preferred shares for a period of twelve months. All outstanding warrants were called for redemption in May of 1998, and the Company received cash proceeds of $6,308,400.

         During 1998 and 1997, holders of the Company's Series A and B Shares were paid dividends of 3,764 and 66,873 shares, respectively, of the Company's Common Shares in accordance with the preferred stock purchase agreement which aggregated $20,668 and $532,773, respectively.

         During 1998 and 1997, holders of the Company's Series A and B Shares converted an aggregate of 307,618 shares in 1998, and 175,033 shares in 1997 (exclusive of exercised warrants, which were subsequently converted), into 1,838,580 and 864,628 Common Shares, respectively, of the Company.

         During 1998 and 1997, certain holders of warrants to purchase the Company's Series B Shares exercised 14,340 and 43,755 warrants, respectively, at an aggregate exercise price of approximately $358,500 and $1,093,867, and subsequently the preferred shares were converted into 128,224 and 168,236 Common Shares, respectively. Currently, there are no Series A or B Shares outstanding. All other authorized, unissued Series A and B shares have been cancelled.

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

         During 1998 and 1997, holders of the Company's Series C Preferred Shares converted an aggregate of 23,400 shares and 600 shares into 4,324,710 and 68,203 Common Shares, respectively. There are no Series C Preferred Shares outstanding.

         In connection with the issuance of the Series C Preferred Shares, a total of 545,455 warrants to purchase that number of Common Shares were issued to the holders of the Series C Preferred Shares. The exercise price of the warrants is equal to $8.80. Each warrant has a three-year term, expiring July 24, 2000. As of December 31, 1999, none of the warrants has been exercised.

         In September 1997, the Company issued 100,000 warrants, each exercisable into one Common Share, to a consultant for services to be performed on the Company's behalf. The warrants were exercised at $9.00 per share in April of 1998.

         In December 1998, the Company received proceeds of $7,500,000 upon completion of a private placement of 879,116 of its Common Shares and a warrant to purchase 250,000 Common Shares of the Company. The warrants are exercisable at $10.66 per share. At December 31, 1999, all such warrants are outstanding and will expire in December 2004.

         In October 1999, the Company issued warrants exercisable into 1,000,000 Common Shares, to Virgin Entertainment, as part of an agreement creating JamCast.com, Inc. The warrant exercise price is $4.00 per Common Share for the first 500,000, and $5.00 per Common Share for the remaining 500,000. The warrant value of $2,649,450 was estimated using the Black-Scholes valuation model and is being amortized over five years. The warrants expire in September 2001 and September 2004, respectively.

         At December 31, 1999, the Company had 27,051,006 Common Shares reserved for future issuances related to outstanding stock options, warrants and convertible preferred shares.

11.  SERIES D PREFERRED SHARES

         In October 1999, the Company completed a private placement of Series D Convertible Preferred Shares ("Series D Shares") priced at $10,000 per share, resulting in gross proceeds of $15,000,000. Proceeds from the Series D issuance, net of expenses, which included $32,000 in stock warrants, were approximately $13,807,000. The Series D Shares carry a dividend rate of 10% per annum, which may be paid at the Company's option in cash or the Company's Common Shares, and are non-voting. The conversion price of the Series D Shares will be 100% of the lowest weighted-average trading price of the Company's Common Shares for any day during the six days ending on the conversion date. The Company may call for conversion of various amounts of the outstanding Series D Shares at various times throughout the term of the agreement, subject to certain conditions, including the availability of an effective registration statement covering the resale of the underlying Common Shares. The Company has the right, subject to certain conditions, to redeem any outstanding Series D Shares for cash, in whole or in part, at 110% of par plus accrued dividends. Subject to certain conditions, the holders of Series D Shares will have the right to convert them into the Company's Common Shares; to require the Company to redeem Series D Shares for cash at 120% of par plus accrued dividends; and are entitled to a liquidation preference before any liquidation amounts are paid to the holders of Common Shares. In connection with this transaction, the Company issued warrants to purchase up to 900,000 shares of its Common Shares at $4.641 per share. The warrants were valued at $2,206,700, and are being accreted as a preferred stock dividend over a one-year term. The anticipated impact of the non-cash preferred dividend on the Company's earnings available to common shareholders is expected to be approximately $560,000 per quarter for the first three quarters of 2000. In addition, subject to certain conditions, the Company may elect to sell an additional $5,000,000 of Series D Shares to the investors. At December 31, 1999, all 1,500 shares issued are outstanding. The warrants expire in October 2004, and all were outstanding at December 31, 1999.

12.  STOCK OPTIONS

         The Company has various stock option plans that have been recommended and approved by the Board of Directors (the "Board") and, where necessary, approved by the shareholders. The plans are: (i) the 1995 Incentive Plan (the "1995 Plan"); (ii) the 1995 Non-employee Director Stock Plan (the "Directors Plan"); (iii) the 1997 Incentive Plan (the "1997 Plan"); and (iv) the 1998 Employee Incentive Plan (the "1998 Plan"). Each plan is administered by a committee appointed by the Board and is authorized to issue certain of the following: incentive stock options, non-qualified stock options, restricted stock and other common stock-based awards. Generally, awards can be granted to employees, consultants and advisors to the Company; however, the Directors Plan is restricted to non-employee directors and the 1998 Plan specifically excludes participation by executive officers of the Company. Awards under the Directors Plan vest after six months and expire five years and six months after date of issuance. Awards under the other plans may be issued with various vesting schedules and with lives of up to ten years. Common Shares reserved for issuance under the 1995 Plan, the Directors Plan, the 1997 Plan and the 1998 Plan are 2,500,000, 300,000, 10,000,000 and 4,000,000, respectively.

The following summarizes stock option activity in 1999, 1998 and 1997:

                                              Number of       Option Price Range  Weighted Average
                                                Shares           Per Share         Exercise Price
                                            ------------------------------------------------------
Outstanding at December 31, 1996               2,827,875         $0.20-14.63          $6.42
  Granted                                      2,584,750          6.63-12.13           7.34
  Forfeited                                   (1,316,625)         6.25-14.63           9.02
  Exercised                                     (248,750)          0.20-7.50           6.33
                                            ------------------------------------------------------
Outstanding at December 31, 1997               3,847,250          0.20-12.13           6.62
   Granted                                     5,076,475          4.13-13.75           7.53
   Forfeited                                    (649,315)         6.88-13.75           9.64
   Exercised                                  (1,807,302)         0.20-11.69           5.93
                                            ------------------------------------------------------
Outstanding at December 31, 1998               6,467,108          0.20-13.51           7.23
  Granted                                      2,338,960          3.75-10.00           5.48
  Forfeited                                     (530,398)         4.00-13.00           7.22
  Exercised                                     (108,109)          5.44-7.50           6.68
                                            ------------------------------------------------------
Outstanding at December 31, 1999               8,167,561          3.75-13.51           6.89
                                            ------------------------------------------------------
Exercisable at December 31, 1999               5,482,216         $ 4.00-13.51         $7.22
Weighted average fair value of options      ============                              ============
  granted during 1999                                            $   2.07
                                                                 ============

                                      Average
                                     Remaining
Range of Exercise     Number        Contractual  Weighted-Average
   Prices           Outstanding        Life       Exercise Price
---------------------------------------------------------
$3.75-4.64          3,388,500          7.8       $   4.06
 4.64-6.19            599,996          5.2           5.48
 6.19-7.74          2,372,065          2.5           6.92
 7.74-12.38           602,000          8.6           9.74
12.38-13.51         1,205,000          3.8          13.01

         In the fourth quarter of 1998, the Company's Board of Directors cancelled all employee stock options that were issued from August 1997 through November 1998, excluding those granted to executive officers of the Company. The cancelled stock options were replaced with stock options of the same quantity, terms and vesting schedule issued under the 1998 Plan and therefore no compensation expense was recorded. These new options were issued at the market price of the Company's Common Shares on the date of grant.

         For the stock option plans previously discussed, the Company has adopted the disclosure only provisions of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123") "Accounting for Stock-Based Compensation". Accordingly, no compensation costs has been recognized in the accompanying financial statements for the stock option plans.

         Had compensation cost for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1999, 1998 and 1997 consistent with the provision of SFAS No. 123, the estimated fair value of the options would be amortized to expense over the option's vesting period and the Company's net loss and net loss per basic and dilutive common share would have increased to the pro-forma amounts indicated below at December 31:

                                                 1999                   1998                   1997
--------------------------------------------------------------------------------------------------------
Actual
    Net loss                               $  (31,113,000)        $  (28,485,000)        $  (19,784,000)
    Net loss per basic and dilutive
    common share                           $        (1.13)        $        (1.38)        $        (1.29)
--------------------------------------------------------------------------------------------------------
Pro-Forma:
    Net loss                               $  (35,415,000)        $  (34,490,000)        $  (28,556,000)
    Net loss per basic and dilutive
    common share                           $        (1.23)        $        (1.58)        $        (1.71)
--------------------------------------------------------------------------------------------------------

         Pro-forma results disclosed are based on the provisions of SFAS No. 123, using the Black-Scholes option valuation model and are not likely to be representative of the effects on pro-forma net income for future years. In addition, the Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. Further, option valuation models require the input of highly subjective assumptions, including the expected stock price volatility.

         The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997:

                                  1999       1998       1997
------------------------------------------------------------
Dividend yield (%)                0.00       0.00       0.00
Expected volatility (%)           0.84       0.88       0.67
Risk-free interest rate (%)       5.87       5.11       5.38
Expected lives - in years         3.00       3.00       2.50

13.  NONRECURRING CHARGE

         During the fourth quarter of 1999, the Company made the decision to place its ongoing focus on its MediaXpress and Virgin JamCast products. As a result of this decision, the Company recorded an $8,491,000 non-cash charge in the fourth quarter of 1999. Based on projected earnings and undiscounted cash flow analysis of the business activities not related to its core products, the Company determined an impairment of certain intangibles, primarily goodwill existed, and accordingly adjusted the carrying value of these assets to their estimated fair value. The fair value was based on an estimate of future cash flows. The Company does not anticipate any significant additional costs related to this nonrecurring charge beyond those recorded.

         During the fourth quarter of 1998, the Company evaluated several aspects of its business and made strategic decisions that affected portions of the Company's businesses. The Company moved to consolidate separate and autonomous business units and related functional areas into one centralized WAVO operating company. This allowed the Company to create and integrate new products and services for the business marketplace, leveraging key portions of various existing WAVO technologies, and emphasized a more narrow focus on key equipment customers and equipment products. As a result, an evaluation and analysis of the Company's intangible assets was conducted. Based on the projected earnings and undiscounted cash flow analysis of the affected business activities, the Company determined the and impairment of certain intangibles existed, and accordingly adjusted the carrying value of these assets to their estimated fair value. The fair value was based on an estimate of future cash flows. A nonrecurring, non-cash expense of $4,000,000 was recorded. The nonrecurring charge also included $600,000 in costs associated with a reduction in workforce, resulting from the change in strategic direction.

14.  INCOME TAXES

         At December 31, 1999, the Company had net operating loss carryforwards of approximately $104,670,000 for U.S. Federal, $2,259,000 for foreign, and $71,368,000 for State income tax purposes that expire in years 2004 through 2019 for Federal income tax purposes and years 2000 through 2004 for State income tax purposes. Utilization of the net operating losses is subject to a substantial annual limitation due to "change in ownership" provisions of the Internal Revenue Code of 1986 and similar State provisions. Approximately $11,000,000 of the Federal net operating loss carryforwards resulted from the Company's acquisition of WavePhore Networks and eWatch. At December 31, 1999, the Company also had research and development credits available totaling approximately $924,000, which begin to expire in 2004.

         For financial reporting purposes, a valuation allowance of $45,852,000 has been recognized to offset the Company's net deferred tax assets. That valuation allowance was increased by $8,391,000, $14,656,000 and $6,306,000 during the years ended December 31, 1999, 1998, and 1997, respectively, as a result of increased deferred tax assets created principally by the operating losses and capitalized startup costs which are not capitalizable under Generally Accepted Accounting Principles.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.
Significant components of the Company's deferred tax assets are as follows:

                                                       1999                 1998
                                                   ------------         ------------
Deferred tax assets:
    Start-up costs capitalized for income
        tax purposes                               $  5,927,000         $  7,885,000
    Net operating loss carryforwards                 36,356,000           29,554,000
    Research and development credits                    924,000              463,000
    Valuation allowances                                173,000              228,000
    Amortization of intangibles                       4,722,000            2,274,000
    Other                                               868,000              459,000
                                                   ------------         ------------
Total deferred tax assets                            48,970,000           40,863,000
Valuation allowance for deferred tax assets         (45,852,000)         (37,461,000)
                                                   ------------         ------------
Net deferred taxes                                    3,118,000            3,402,000
Deferred tax liabilities:
    Intangible assets                                (3,118,000)          (3,402,000)
                                                   ------------         ------------
Net deferred taxes                                 $         --         $         --
                                                   ============         ============

         The reconciliation of income tax attributable to operations computed at the U.S. federal statutory tax rates is a difference equal to the federal statutory rate given that the annual losses resulted in no tax benefits.

15.  SUBSEQUENT EVENTS

         Subsequent to year-end, the Company sold its Internet monitoring service, eWatch, to a company that had been WAVO's primary partner in the development and marketing of eWatch to users worldwide. This agreement strengthens the long-term business relationship and ensures that eWatch customers continue to receive the highest caliber support and service, while enabling WAVO to focus and leverage the Company's technical expertise and corporate resources on building its digital media initiatives. Cash proceeds from the sale were $3,250,000. Additionally, the Company will receive additional cash proceeds on or prior to April 30, 2001, based on a percentage of total sales of the eWatch service during the twelve months following the January 2000 closing date. The Company recorded a $1,544,000 gain on the sale in January 2000.

16.  SAVINGS PLAN

         The Company maintains a savings plan covering all qualified employees in accordance with the provisions of Section 401(k) of the Internal Revenue Code. The Company matches 25% of employee contributions up to the first 10% of eligible employee compensation. Contributions to the savings plan during the year ended December 31, 1999, 1998 and 1997 were $138,267, $145,754 and
$130,241, respectively.

17.  SIGNIFICANT CUSTOMERS

         No single customer accounted for more than ten percent of total revenues in 1999 and 1998. In 1997, one customer had revenues of approximately $2,760,000, or 12% of total revenue.

18.  SEGMENT INFORMATION

         WAVO Corporation has two reportable segments: Business Products and Services that are focused on the business marketplace; and the Consumer Products, which are focused on the consumer market. Revenues for Business Products and Services are derived from digital media delivery services, which generate volume-based fees and revenues from the sale or rental of communication systems. The consumer product revenues will be generated primarily from e-commerce and advertising.

         The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. There are no intersegment sales or transfers.

         The Company's reportable segments are business units that offer different products.

AS OF AND FOR THE                               CONSUMER       BUSINESS PRODUCTS
  YEAR ENDED DECEMBER 31, 1999                  PRODUCTS          AND SERVICES             OTHER                TOTAL
                                             ---------------------------------------------------------------------------
Revenues from external customers             $         --         $ 22,115,000         $         --         $ 22,115,000
Interest revenue                                    2,000                7,000              596,000              605,000
Interest expense                                       --               15,000              243,000              258,000
Nonrecurring charge                                    --            8,491,000                   --            8,491,000
Depreciation and amortization expense             502,000            3,785,000              146,000            4,433,000
Segment loss                                   (8,302,000)         (20,623,000)          (2,188,000)         (31,113,000)
Segment assets                                  3,699,000           25,893,000           12,833,000           42,425,000
Expenditures for long-lived assets                188,000            2,563,000              502,000            3,253,000

AS OF AND FOR THE                               CONSUMER       BUSINESS PRODUCTS
  YEAR ENDED DECEMBER 31, 1998                  PRODUCTS          AND SERVICES             OTHER                TOTAL
                                             ---------------------------------------------------------------------------
Revenues from external customers             $         --         $ 22,296,000         $         --        $ 22,296,000
Interest revenue                                       --                1,000              874,000             875,000
Interest expense                                    3,000              207,000                   --             210,000
Nonrecurring charge                                38,000            4,562,000                   --           4,600,000
Depreciation and amortization expense             340,000            3,941,000               95,000           4,376,000
Segment (loss) profit                         (11,073,000)         (17,955,000)             543,000         (28,485,000)
Other significant noncash item:
    Purchased Research & Development                   --              480,000                   --             480,000
Segment assets                                  1,319,000           32,101,000           19,567,000          52,987,000
Expenditures for long-lived assets                419,000            1,460,000              124,000           2,003,000

AS OF AND FOR THE                               CONSUMER       BUSINESS PRODUCTS
  YEAR ENDED DECEMBER 31, 1997                  PRODUCTS          AND SERVICES             OTHER                TOTAL
                                             ---------------------------------------------------------------------------
Revenues from external customers             $         --         $ 22,590,000         $         --         $ 22,590,000
Interest revenue                                       --               15,000              725,000              740,000
Interest expense                                    8,000              226,000                5,000              239,000
Depreciation and amortization expense             172,000            3,212,000               85,000            3,469,000
Segment loss                                   (5,422,000)         (14,076,000)            (286,000)         (19,784,000)
Other significant noncash item:
    Purchased Research & Development                   --            6,000,000                   --            6,000,000
Segment assets                                  1,050,000           36,563,000           15,378,000           52,991,000
Expenditures for long-lived assets                171,000            1,832,000              382,000            2,385,000

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         Not applicable.

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The following table sets forth the directors and executive officers of the Company and their ages as of the date of this report.

              NAME                     AGE                                   POSITION
              ----                     ---                                   --------
David E. Deeds                          58       Chairman of the Board and Chief Executive Officer
Peter M. White                          35       President, Chief Operating Officer and Director
Kenneth D. Swenson                      50       Executive Vice President, Chief Financial Officer, Treasurer and
                                                 Director
Douglas J. Reich                        56       Senior Vice President, General Counsel and Secretary
Joseph A. Meza                          45       Vice President, Human Resources
Glenn Scolnik (1) (2)                   48       Director
J. Robert Collins, Ph.D. (1) (2)        58       Director

--------------------------------------- --------

   (1)   Member of Audit Committee
   (2)   Member of Compensation/Incentive Plan Committee

         DAVID E. DEEDS has been Chairman of the Board and Chief Executive of the Company since February 1990. He was President from February 1990 to July 1999. He is also Chairman of the Board of Directors and Chief Executive Officer of each of the Company's operating subsidiaries. Mr. Deeds was co-founder of Conseco, Inc. ("Conseco"), a New York Stock Exchange-listed financial services holding company, and was President, Co-chief Executive Officer and a Director of Conseco from 1979 until retiring in 1988. Mr. Deeds has over 30 years of executive level experience in management and finance of companies.

         PETER M. WHITE has been President of the Company since July 1999, a Director since September 1999, and its Chief Operating Officer since December 1999. He is also the President and a Director of each of the Company's subsidiaries. Mr. White was a co-founder in 1993, and Chief Executive Officer of Carthage International, Inc., which launched the first personalized information service on the Internet in 1994. In 1995, that company was sold to Paracel, Inc., and renamed Paracel Online Systems, Inc. Mr. White served as President of Paracel Online Systems from 1995 to 1997, when that business was acquired by the Company and renamed WavePhore Newscast, Inc., with Mr. White as its President. Since 1993, Mr. White has focused his career on efforts to utilize the Internet for delivery of digital media to businesses and consumers. Mr. White received an M.S. degree in Management Information Systems from the University of Arizona.

         KENNETH D. SWENSON has been Executive Vice President and Director of the Company since December 1996, and its Chief Financial Officer and Treasurer since April 1995. He is also Treasurer of each of the Company's subsidiaries. Mr. Swenson, a CPA, was a partner with Ernest & Young LLP, an international professional services firm, from 1983 to 1995, with responsibilities that included coordination of audit, tax and business consulting services. Mr. Swenson received a B.B.A. degree in Accounting from the University of Notre Dame.

         DOUGLAS J. REICH has been Senior Vice President of the Company since December 1996, and General Counsel and Secretary of the Company since July 1996. He is also Secretary of each of the Company's subsidiaries. Mr. Reich, an attorney, was a shareholder in the law firm of Krys Boyle Golz Reich Freeman and Scott, P.C., from 1986 to June 1996. Mr. Reich received a B.S. degree in Economics and a Juris Doctor degree from the University of Wisconsin, Madison.

         JOSEPH A. MEZA has been Vice President of Human Resources of the Company since August 1998. Prior thereto, Mr. Meza had 19 years of Human Resource management experience with Bank of America in progressively more responsible positions. Mr. Meza is a graduate of the Graduate School of Human Resource Management through the American Bankers Association, which he completed at the University of Colorado.

         GLENN SCOLNIK has been a director of the Company since October 1995. Mr. Scolnik has been Chief Executive Officer of Hammond, Kennedy, Whitney & Company, Inc. ("HKW"), a private capital firm located in New York, Chicago and Indianapolis since January 1999, has been its President since January 1998, and was a Managing Director of HKW from 1993 to 1998. He is responsible for all HKW operations and acquisitions, and works in HKW's offices in Indianapolis, Indiana. He was a merger and acquisitions attorney with the law firm of Sommer & Barnard, P.C., Indianapolis, Indiana, from 1978 to 1993.

         J. ROBERT COLLINS, PH.D., has been a director of the Company since October 1995. Dr. Collins has been a principal in the corporate finance group of Dillon Gage, Inc., Dallas, Texas, since January 2000, and has been a Distinguished Lecturer in Entrepreneurship at Texas A&M University - Commerce since September 1999. Dr. Collins was Corporate Vice President, Strategic Planning and Development, of E-Systems, Inc., a Raytheon Company (defense systems), Dallas, Texas, from 1993 to 1998. Prior thereto, he held the following positions with E-Systems, Inc.: Vice President, Business Development, from 1991 to 1993; Product Line Vice President from 1985 to 1991; Program Director, Program Manager and System Engineer, from 1978 to 1985.

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

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth all compensation awarded to, earned by, or paid to the Company's Chief Executive Officer and the four most highly compensated Executive Officers other than the CEO (collectively, the "Named Executive Officers") for all services rendered in all capacities to the Company and its subsidiaries during the fiscal years ended December 31, 1999, 1998 and 1997.

                         SUMMARY COMPENSATION TABLE (1)

                                                                                               Long-Term
                                                                                             Compensation
                                                      Annual Compensation                        Awards
                                             ----------------------------------------         -------------
                                                                             Other             Securities                All
                Name and                                                    Annual             Underlying               Other
           Principal Position      Year      Salary         Bonus         Compensation         Options/SARs(2)       Compensation(3)
           ------------------      ----      ------         -----         ------------         -------------         --------------
David E. Deeds                     1999     $ 292,000           $ 0            $   0(4)                  0                $ 2,381
  Chief Executive Officer          1998       290,000             0            3,906(4)          1,100,000                  3,833
                                   1997       290,000             0            7,180(4)                  0                  1,534
Peter M. White                     1999       195,058(5)          0           18,653(6)          1,050,000                  2,771
  President and                    1998       151,612             0                0               150,000                  7,395
  and Chief Operating Officer      1997       129,985             0                0               150,000                    927
Kenneth D. Swenson                 1999       204,000             0                0                60,000                  2,976
  Executive Vice President, Chief  1998       200,000             0                0               550,000                  3,022
  Financial Officer and Treasurer  1997       200,000             0                0                75,000(7)               2,212
Douglas J. Reich                   1999       154,000             0                0                60,000                  3,292
  Senior Vice President,           1998       150,000             0                0               125,000                  3,400
  General Counsel and Secretary    1997       150,000             0                0               122,000(8)               2,087
Joseph A. Meza                     1999        83,308             0                0                10,000                  1,928
  Vice President                   1998        33,173(9)          0                0                45,000                  1,992
  Human Resources

-----------------------------------------

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

(3) Amounts shown represent the Company's contribution to the Amended WAVO Corporation Profit Sharing Plan and Trust ("401(k) Plan") and the taxable benefit of excess group term life insurance for the benefit of such persons.

(4) This amount represents lease fees paid by the Company for a car used by Mr. Deeds for business purposes.

(5) Mr. White became President of the Company in July 1999. His annualized compensation for 1999 was $250,000.

(6)      This amount represents relocation costs paid by the Company for Mr.
         White

(7)      Includes 25,000 shares underlying a 1995 option grant repriced in 1997.

(8) Includes 12,000 shares underlying a 1995 option grant and 100,000 shares underlying a 1996 option grant, which were repriced in 1997.

(9) Mr. Meza became an employee of the Company in August 1998. His annualized compensation for 1998 was $75,000.

                                       OPTION/SAR GRANTS IN LAST FISCAL YEAR

                                                     Individual Grants

                                  Number of             Percentage of
                                  Securities          Total Options/SARs
                                  Underlying              Granted to               Exercise
                                 Options/SARs            Employees in               Price       Expiration        Grant Date
          Name                    Granted(1)              Fiscal 1999            (per share)       Date         Present Value(2)
          ----                    ---------              -----------             -----------    ----------      ----------------
David E. Deeds                           0                  0 %
Peter M. White                     500,000(3)            21.6 %                    $ 4.00      July 26, 2009          1,935,767
                                   250,000(4)            10.8 %                     10.00      July 26, 2009          1,192,034
                                   250,000(4)            10.8 %                     10.00      July 26, 2009          1,192,034
                                    50,000(6)             2.2 %                      4.00      Oct. 20, 2009            189,043
Kenneth D. Swenson                  10,000(5)              .4 %                      4.00      Aug. 20, 2004             34,721
                                    50,000(6)             2.2 %                      4.00      Oct. 20, 2009            189,043
Douglas J. Reich                    10,000(5)              .4 %                      4.00      Aug. 20, 2004             34,721
                                    50,000(6)             2.2 %                      4.00      Oct. 20, 2009            189,043
Joseph A. Meza                      10,000(5)              .4 %                      4.00      Aug. 20, 2004             34,721

--------------------------

(1) Amounts shown represent the number of non-qualified stock options, without tandem stock appreciation rights ("SARs"), granted in 1999. Payment must be made in full upon exercise in cash or, with the consent of the Compensation/Incentive Plan Committee, in Common Shares of the Company. With the consent of the Compensation/Incentive Plan Committee, the option holder may elect to have Common Shares issuable upon exercise of options withheld by the Company to pay withholding taxes due.

(2) Grant date present value is based on the Black-Scholes option pricing model. The estimated values under the model are based on arbitrary assumptions as to variables, such as stock price volatility, projected future dividend yield and interest rates. The estimated values use the following significant assumptions: volatility was 84%; dividend yield equals 0%; risk-free interest rates (yield to maturity of 30-year Treasury note at grant date) range from 5.98% to 6.26%. The actual value, if any, an executive may realize will depend on the excess of the stock price over the exercise price on the date the option is exercised. There is no assurance that the value realized by an executive will be at or near the value estimated using the Black-Scholes model.

(3)      These options are presently exercisable as to 166,667 shares.

(4) These options are exercisable commencing on the earlier of (i) July 26, 2007, or (ii) the date certain performance objectives are met.

(5)      These options are presently exercisable.

(6)      These options are exercisable commencing on October 20, 2000.

            AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                             YEAR-END OPTION VALUES

                                                      Number of Securities
                                                     Underlying Unexercised              Value of Unexercised
                                                         Options/SARs at               In-the-Money Options/SARs
                                                        Fiscal Year End(1)                 at Fiscal Year End
                                                ---------------------------------- ----------------------------------
                             Shares
                            Acquired      Value
              Name         on Exercise   Realized    Exercisable    Unexercisable       Exercisable    Unexercisable
              ----         -----------   --------    -----------    -------------       -----------    -------------
David E. Deeds                  0          $ 0         1,300,000                0               $ 0            $ 0
Peter M. White                  0            0           284,034          916,666                 0              0
Kenneth D. Swenson              0            0           735,000           50,000                 0              0
Douglas J. Reich                0            0           207,000           50,000                 0              0
Joseph A. Meza                  0            0            41,667           13,333                 0              0

----------------------------------
(1)      No SARs were outstanding at December 31, 1999.

COMPENSATION OF DIRECTORS

         The Company pays each non-employee director an annual retainer of $10,000, plus $1,000 per Board meeting and $750 per Board Committee meeting held on a date separate from a Board meeting. The Company also reimburses directors for their expenses incurred in attending Board meetings. Pursuant to the 1995 Non-employee Director Stock Plan, non-employee directors of the Company are each granted an option immediately following each annual meeting of shareholders of the Company, which option may be exercised to purchase 10,000 Common Shares of the Company, at a purchase price equal to 100% of the market price of such shares on the date of grant. Such stock options are exercisable for a five-year period commencing six months after the date of grant. In accordance with the provisions of such Plan, on May 25, 1999, Glenn Scolnik and J. Robert Collins were each granted an option to purchase 10,000 Common Shares of the Company, exercisable at the price of $7.40 per share during the period commencing on November 25, 1999, and expiring on November 25, 2004.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION

         Messrs. Collins and Scolnik are members of the Compensation/Incentive Plan Committee of the Board of Directors of the Company. The Compensation/Incentive Plan Committee reviews matters relating to compensation of the executive officers of the Company and makes recommendations thereon to the Board of Directors. In addition, the Compensation/Incentive Plan Committee determines Incentive Plan awards for executive officers of the Company.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the beneficial ownership of the Company's Common Shares as of March 10, 2000, of (i) each person known by the

Company to beneficially own 5% or more of the outstanding Common Shares, (ii) each current director and nominee for director of the Company, (iii) each Named Executive Officer of the Company, and (iv) all current directors and executive officers as a group. Such information is based upon information furnished by each such person and is correct to the best knowledge of the Company. In certain cases, shares required under rules of the Securities and Exchange Commission to be shown as beneficially owned are shares as to which the indicated person holds only rights to acquire within 60 days through the exercise of stock options or otherwise. Unless otherwise stated, the indicated persons have sole voting and investment power with respect to the shares listed. Except as otherwise indicated below, the address for each holder of more than 5% of the Company's outstanding Common Shares is the principal office of the Company. The indicated percentages are based upon the number of Common Shares of the Company outstanding as of March 10, 2000, plus, where applicable, the number of shares that the indicated person or group had a right to acquire within 60 days of such date.

                                                              NUMBER                             PERCENT
         NAME                                                 OF SHARES                          OWNED
         ----                                                 ---------                          -----
         David E. Deeds                                        4,964,861(1)                      16.0%
         Peter M. White                                          284,034(2)                       1.0%
         Kenneth D. Swenson                                      735,200(3)                       2.5%
         Douglas J. Reich                                        207,000(4)                       0.7%
         Joseph A. Meza                                           41,667(5)                       0.1%
         Glenn Scolnik                                           110,000(6)                       0.4%
         J. Robert Collins                                        85,000(7)                       0.3%

         All Officers and Directors as a group
         (7 persons)                                           6,427,762(8)                      19.8%

         ------------------------------

(1) Includes 501,963 Common Shares issuable upon conversion of Series 1994 Preferred Shares and options to purchase 1,300,000 Common Shares.

(2)      Includes options to purchase 284,034 Common Shares.

(3) 200 of these shares are held by his spouse. Includes options to purchase 735,000 Common Shares.

(4)      Includes options to purchase 207,000 Common Shares.

(5)      Includes options to purchase 41,667 Common Shares.

(6) 25,000 of these shares are jointly held with his spouse. Includes options to purchase 85,000 Common Shares.

(7)      Includes options to purchase 85,000 Common Shares.

(8) Includes options to purchase a total of 2,737,701 Common Shares, and 501,963 Common Shares issuable upon conversion of Series 1994 Preferred Shares.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         David E. Deeds, the Company's Chairman, Chief Executive Officer, owns 501,963 shares of the Company's Series 1994 Preferred Shares. The Series 1994 Preferred Shares have a stated value of $11.00 per share, and are convertible at any time into Common Shares equal to the aggregate value of the Series 1994 Preferred Shares divided by the conversion price, as defined, which was initially set at $11.00 per share and is subject to adjustment in certain circumstances. The Series 1994 Preferred Shares are non-voting and accrue cumulative dividends at the rate of 10% per annum, payable when, and if, declared by the Board of Directors of the Company. The Company's Board of Directors approved the declaration of a 10% per annum cash dividend upon the Series 1994 Preferred Shares, payable as of April 28, 1999, and October 28, 1999. Pursuant to such dividend declarations, the Company paid or accrued a total of $552,162 in dividends on Mr. Deeds' Series 1994 Preferred Shares during the fiscal year ended December 31, 1999.

         In 1999, the Company paid a total of $388,600 to an entity owned by Mr. Deeds in connection with the Company's rental of certain equipment from such entity.

         During 1999, the Company purchased $250,000 of common stock for cash, and $250,000 of common stock for future services from a company controlled by a relative of the Company's President.

                                     PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      DOCUMENTS FILED AS PART OF THE REPORT:

(1)      CONSOLIDATED FINANCIAL STATEMENTS

         The following consolidated financial statements of the Company are included in Item 8.

         Report of Independent Auditors on Consolidated Financial Statements

         Consolidated Financial Statements:

                  Consolidated Balance Sheets at December 31, 1999 and 1998

                  Consolidated Statements of Operations -- Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Changes in Preferred Stock and Shareholders' Equity -- Years Ended December 31, 1999, 1998 and 1997

                  Consolidated Statements of Cash Flows -- Years Ended December 31, 1999, 1998 and 1997

                  Notes to Consolidated Financial Statements

                  (2) CONSOLIDATED FINANCIAL STATEMENT SCHEDULES

                  All schedules are omitted because they are not applicable, or the required information is shown in the consolidated financial statements or notes thereto.

                  (3) EXHIBITS

                  3.1 Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on June 4, 1999)

                  3.1.1. Articles of Amendment to the Company's Articles of Incorporation, effective October 1, 1999 (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed on October 5, 1999)

                  3.2 Restated Code of By-Laws of the Company (incorporated by reference to Exhibit 4.2 to the Company's Registration Statement No. 33-80343)

                  4.1 Specimen of Common Share stock certificate (incorporated by reference to Exhibit 4.1 to the Company's Registration Statement No. 33-79316)

                  4.2 Article III of the Amended and Restated Articles of Incorporation of the Company (included in Exhibits
                           3.1 and 3.1.1)

                  4.3      Restated Code of By-Laws of the Company (included in
                           Exhibit 3.2)

                  10.1 1994 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration Statement No. 33-79316)

                  10.2     1995 Incentive Plan (incorporated by reference to
                           Exhibit 4.3 to the Company's Registration Statement No. 33-80343)

                  10.3 1995 Non-employee Director Stock Plan (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement No. 33-80343)

                  10.4     1997 Incentive Plan (incorporated by reference to
                           Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997)

                  10.5 Executive Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 1997

                  10.6 Data Delivery Network Agreement between the Company and National Datacast, Inc., dated October 15, 1996, confidential treatment requested as to part (incorporated by reference to Exhibit 10.8 to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

                  10.7 1998 Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration Statement No. 333-68549)

                  10.8 Securities Purchase Agreement among the Company, HFTP Investment, L.L.C., and Leonardo, L.P., dated September 30, 1999 (incorporated by reference to
                           Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 5, 1999)

                  10.9 Employment Agreement between the Company and Peter M. White, dated July 26, 1999

                  10.10 Amendment No. 1 to 1997 Incentive Plan, dated March 5, 1999

                  21.1     Subsidiaries of the Company

                  23.1     Consent of Ernst & Young LLP

                  23.2     Consent of Deloitte & Touche LLP

                  27       Financial Data Schedule

(b)      REPORTS ON FORM 8-K:

                On October 5, 1999, the Company filed a Current Report on Form 8-K, reporting in Item 5 the sale and issuance of 1,500 shares of its Series D Convertible Preferred Stock and related warrants in a private placement to institutional investors.

                On November 11, 1999, the Company filed a Current Report on Form 8-K, reporting in Item 4 a change in the Company's certifying accountants.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the Undersigned, thereunto duly authorized.

                                WAVO CORPORATION

Date:  March 29, 2000

                                               By:   /s/ David E. Deeds
                                                  ------------------------------
                                                     David E. Deeds, Chairman
                                                     and Chief Executive Officer


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

       SIGNATURE                                     TITLE                                           DATE
       ---------                                     -----                                           ----
/s/  David E. Deeds                     Chairman of the Board and                            March 29, 2000
------------------------------------
     David E. Deeds                     Chief Executive Officer
                                        (Principal Executive Officer)

/s/  Peter M. White                     President and                                        March 29, 2000
------------------------------------
     Peter M. White                     Chief Operating Officer

/s/  Kenneth D. Swenson                 Executive Vice President                             March 29, 2000
------------------------------------
     Kenneth D. Swenson                 Chief Financial Officer, Treasurer
                                        (Principal Financial Officer and
                                        Principal Accounting Officer) and
                                        Director

/s/  Glenn Scolnik                      Director                                             March 29, 2000
------------------------------------
     Glenn Scolnik

/s/  J. Robert Collins                  Director                                             March 29, 2000
------------------------------------
     J. Robert Collins

                                  EXHIBIT INDEX

EXHIBIT
NO.                                                    EXHIBIT
----------------------------------------------------------------------------------------------------------------
3.1      Amended and Restated Articles of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K, filed on June 4, 1999)

3.1.1. Articles of Amendment to the Company's Articles of Incorporation, effective October 1, 1999 (incorporated by reference to Exhibit 3 to the Company's Current Report on Form 8-K, filed on October 5, 1999)

3.2      Restated Code of By-Laws of the Company (incorporated by reference to Exhibit 4.2 to the Company's
         Registration Statement No. 33-80343)

4.1      Specimen of Common Share stock certificate (incorporated by reference to Exhibit 4.1 to the Company's
         Registration Statement No. 33-79316)

4.2      Article III of the Amended and Restated Articles of Incorporation of the Company (included in Exhibits
         3.1 and 3.1.1)

4.3      Restated Code of By-Laws of the Company (included in Exhibit 3.2)

10.1     1994 Stock Compensation Plan (incorporated by reference to Exhibit 10.3 to the Company's Registration
         Statement No. 33-79316)

10.2     1995 Incentive Plan (incorporated by reference to Exhibit 4.3 to the Company's Registration Statement
         No. 33-80343)

10.3     1995 Non-employee Director Stock Plan (incorporated by reference to Exhibit 4.4 to the Company's
         Registration Statement No. 33-80343)

10.4     1997 Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Quarterly Report on Form
         10-Q for the quarter ended March 31, 1997)

10.5     Executive Management Incentive Plan (incorporated by reference to Exhibit 10.2 to the Company's Quarterly
         Report on Form 10-Q for the quarter ended March 31, 1997

10.6     Data Delivery Network Agreement between the Company and National Datacast, Inc., dated October 15, 1996, confidential treatment requested as to part (incorporated by reference to Exhibit 10.8 to the Company's
         Annual Report on Form 10-K for the fiscal year ended December 31, 1997)

10.7     1998 Employee Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company's Registration
         Statement No. 333-68549)

10.8     Securities Purchase Agreement among the Company, HFTP Investment,
         L.L.C., and Leonardo, L.P., dated September 30, 1999 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K, filed on October 5, 1999)

10.9     Employment Agreement between the Company and Peter M. White, dated July 26, 1999

10.10    Amendment No. 1 to 1997 Incentive Plan, dated March 5, 1999

21.1     Subsidiaries of the Company

23.1     Consent of Ernst & Young LLP

23.2     Consent of Deloitte & Touche LLP

27       Financial Data Schedule