Form 10-Q
period 2000-03-31
WAVO CORP
filed 2000-05-15
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

(X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000.




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

The number of shares outstanding of the Registrant's common stock, as of April 30, 2000:

                 COMMON SHARES, NO PAR VALUE: 29,582,010 SHARES

                                WAVO CORPORATION
                                      INDEX

                                                                            Page
                                                                            ----
PART I     FINANCIAL INFORMATION

         Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets -
            March  31, 2000 and December 31, 1999                           3

            Condensed Consolidated Statements of Operations -
            Three months ended March  31, 2000 and 1999                     4

            Condensed Consolidated Statements of Cash Flows -
            Three months ended March  31, 2000 and 1999                     5

            Notes to Condensed Consolidated Financial Statements            6

         Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   8

         Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                              12

PART II     OTHER INFORMATION

         Item 6.  Exhibits and Reports on Form 8-K                         13

SIGNATURES                                                                 14
EXHIBIT INDEX                                                              15

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                WAVO Corporation
                      Condensed Consolidated Balance Sheets

                                                  March 31,           December 31,
                                                    2000                  1999
                                                ------------------ --------------------
                                                 (Unaudited)

Assets
Current assets:
   Cash and cash equivalents                       $   10,227,913       $   11,496,888
   Accounts receivable                                  2,881,396            4,256,546
   Inventories                                          2,021,033            1,783,742
   Prepaid expenses and other                           1,807,479            1,215,580
                                                --------------------------------------
     Total current assets                              16,937,821           18,752,756

Property and equipment, net                             5,619,312            5,671,675
Goodwill, net                                           2,486,280            4,325,714
Intangibles, net                                       12,777,158           13,096,816
Deposits and other assets                                 561,958              577,837
                                                --------------------------------------
Total assets                                       $   38,382,529       $   42,424,798
                                                ======================================


Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                $    1,137,982        $     899,099
   Deferred revenue                                     1,884,509            2,217,020
   Accrued expenses                                     2,575,443            2,502,379
   Bank credit lines                                    1,690,658            1,713,451
   Current portion of long-term debt                    1,050,156            1,117,160
                                                --------------------------------------
     Total current liabilities                          8,338,748            8,449,109
                                                --------------------------------------


Long-term debt, less current portion                      952,092            1,055,793
Other non-current liabilities                           1,277,119            1,338,141
Minority interest                                        (863,078)            (411,675)
Series D preferred shares                              10,939,107           12,120,305

Total Shareholders' equity                             17,738,541           19,873,125
                                                ------------------ --------------------
Total liabilities and shareholders' equity         $   38,382,529       $   42,424,798
                                                ================== ====================


See accompanying notes.

                                WAVO Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended
                                                         March 31,
                                                 --------------------------------
                                                         2000                1999
                                                 ------------        ------------



Revenues                                         $  4,414,388        $  5,678,869
Cost of revenues                                    2,258,688           2,966,698
                                                 ------------        ------------
    Gross margin                                    2,155,700           2,712,171

Operating expenses:
    Research and development                        3,060,281           3,105,637
    Sales and marketing                             2,811,059           3,254,554
    General and administrative                      1,499,099           1,525,800
    Amortization                                      385,524             399,194
                                                 ------------        ------------
                                                    7,755,963           8,285,185
                                                 ------------        ------------
Loss from  operations                              (5,600,263)         (5,573,014)

Other (income) expense:
    Interest expense                                  104,210              56,983
    Interest income                                  (179,522)           (213,094)
    Gain on sale of business                       (1,544,924)                 --
    Other                                             (20,813)             11,668
    Minority interest                                (451,403)                 --
                                                 ------------        ------------
                                                   (2,092,452)           (144,443)
                                                 ------------        ------------

Net loss                                         $ (3,507,811)       $ (5,428,571)
                                                 ============        ============

Less:  Preferred stock dividends                    1,193,773             138,039
                                                 ------------        ------------

Net loss after preferred stock dividends         $ (4,701,584)       $ (5,566,610)
                                                 ============        ============

Basic and dilutive net loss per common share
  after preferred stock dividends                $      (0.16)       $      (0.19)
                                                 ============        ============

Number of shares used in per share
     calculations                                  29,279,253          28,629,978
                                                 ============        ============


See accompanying notes.

                                WAVO Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                         Three months ended
                                                             -------------------------------------------
                                                                   March 31,             March 31,
                                                                     2000                  1999
                                                             -------------------------------------------

OPERATING ACTIVITIES:
Net loss                                                           $   (3,507,811)      $   (5,428,571)
Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization                                      1,055,989              980,280
     Loss on disposal of assets                                             2,158                    -
     Gain on sale of a business                                        (1,544,924)                   -
     Provision for doubtful accounts                                       15,000               60,000
     Minority interest in net income                                     (451,403)                   -
     Changes in operating assets and liabilities                          706,644            1,512,049
                                                             -------------------------------------------
Net cash used in operating activities                                  (3,724,347)          (2,876,242)


INVESTING ACTIVITIES:
     Purchase of property and equipment                                  (796,153)          (1,567,642)
     Proceeds from sale of property & equipment                                 -                    -
     Proceeds from sale of a business                                   3,250,000                    -
     Purchase of business, net of cash acquired                                 -              (49,067)
     Other                                                                (15,000)             (15,000)
                                                             -------------------------------------------
Net cash provided by (used in)  investing activities                    2,438,847           (1,631,709)

FINANCING ACTIVITIES:
     Issuance of common stock, net                                        574,894              589,974
     Borrowings from bank and other                                             -              240,000
     Payments on debt and capital lease obligations                      (152,233)             (69,290)
     Payment of preferred stock dividends                                (365,753)                   -
     Purchase of treasury shares                                                -              (58,566)
     Loss on foreign currency translation                                  (2,126)             (10,710)
     Other                                                                (38,257)             (54,517)
                                                             -------------------------------------------
Net cash provided by  financing activities                                 16,525              636,891
                                                             -------------------------------------------
Net decrease in cash and cash equivalents                              (1,268,975)          (3,871,060)
Cash and cash equivalents at beginning of period                       11,496,888           17,719,042
                                                             -------------------------------------------
Cash and cash equivalents at end of period                          $   10,227,913       $   13,847,982
                                                             ===========================================

Issuance of common stock in connection with
      dividend payments on Series D preferred shares                 $     362,466           $        -

Accretion of dividends on Series D preferred shares                  $     693,268           $        -

See accompanying notes.

                                WAVO Corporation
              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2000
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended March 31, 2000 are not necessarily indicative of the results to be expected for the entire year.

(2)      INVENTORIES

         Inventories consist of the following:


                                            3/31/00            12/31/99
                                        ----------------    ---------------
         Finished Goods                 $       177,547     $      281,922
         Work-in-process                        634,194            908,089
         Raw materials                        1,209,292            593,731
                                        ---------------     --------------
                                          $   2,021,033     $    1,783,742
                                        ================    ===============



(3)      SEGMENT INFORMATION

         WAVO Corporation has two reportable segments: Business Products and Services that are focused on the business marketplace; and the Consumer Products, which are focused on the consumer market. Revenues for Business Products and Services are derived from media delivery and syndication services, that generate volume-based fees, content subscription and delivery fees and revenues from the sale or rental of communication systems. The consumer product revenues will be generated primarily from e-commerce and advertising.

         The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer different products and have no intersegment sales or transfers.


----------------------------------------------------------------------------------------------------
                                                 Consumer     Business
Three Months Ended March 31, 2000                Products     Products and    Other         Total
                                                              Services
----------------------------------------------------------------------------------------------------
Revenues from external customers                    $    -    $4,414,388       $    -    $4,414,388
Interest revenue                                         -             -      179,522       179,522
Interest and other expense                               -      (21,645)      105,042        83,397
Gain on sale of business                                 -     1,544,924            -     1,544,924
Depreciation and amortization expense              160,255       599,323      296,411     1,055,989
Segment profit (loss)                           (1,805,613)     1,113,046  (2,815,244)   (3,507,811)
Segment assets                                   2,949,958    14,318,197   21,114,374    38,382,529
Expenditures for long-lived assets                  42,327        58,300      695,526       796,153



----------------------------------------------------------------------------------------------------
                                                  Consumer     Business
Three Months Ended March 31, 1999                 Products    Products and    Other         Total
                                                               Services
----------------------------------------------------------------------------------------------------
Revenues from external customers                    $    -    $5,678,869       $    -    $5,678,869
Interest revenue                                         -             -      213,094       213,094
Interest and other expense                               -        14,807       53,844        68,651
Depreciation and amortization expense              108,150       842,624       29,506       980,280
Segment profit (loss)                           (1,889,280)   (2,059,205)  (1,480,086)   (5,428,571)
Segment assets                                   1,351,794    32,224,966   16,032,265    49,609,025
Expenditures for long-lived assets                  20,403     1,473,705       73,534     1,567,642

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

         WAVO Corporation (the "Company") is in the business of moving media. As an industry leading Media Delivery and Syndication Company, WAVO partners with the foremost providers of news, business data, content and multimedia programming. Adding value for media providers over the Company's Internet-based and wireless delivery systems, including content management and electronic commerce services, the Company delivers quality content to an information-dependent society. The Company enables people and enterprises to more efficiently receive, manage and productively use all types of time sensitive, insightful, and relevant information. The Company's technologies and services aggregate, filter, customize and distribute digital content (text, graphics, music and video), using a wide range of reliable, low-cost delivery systems. It has technology sourcing and strategic alliances with Microsoft, Virgin Entertainment Group, Liquid Audio, Ask Jeeves, Inc. and Real Networks, Inc.

         The Company's 75% owned subsidiary, JamCast.com, Inc., was created in conjunction with the Company's agreement with Virgin Entertainment Group ("Virgin Entertainment"), to form Virgin JamCast. Virgin JamCast is an Internet broadcasting service that provides music and computer game fans with the most direct way to enjoy their favorite artists or games without the long wait typically associated with such downloads. In return for providing $15,000,000 of in-store promotion and other consideration, Virgin Entertainment has a 25% equity stake in JamCast.com, Inc. Additionally, Virgin Entertainment acquired warrants to purchase WAVO Common Shares. JamCast.com operates as an independent entity, with the Company providing developmental, technical, financial and operational support. The Company launched the Virgin JamCast service in March 2000.

         The Company provides wireless media delivery services and equipment to providers of financial data, news, and other information. The Company's broadcast networks utilize established technologies, such as FM subcarrier and small dish satellite broadcasting technologies that are well suited to the economical one-way transmission of time-sensitive data from one central location to many remote sites. The wireless media delivery network enables the Company to service the continental U.S. and the major population centers in Canada.

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

         The Company also has developed a vertical blanking interval ("VBI") technology, whereby data is embedded into existing TV broadcast signals. The Company has an agreement with PBS National Datacast, Inc., and its member stations that provide nationwide broadcast coverage.


RESULTS OF OPERATIONS - THREE MONTHS ENDED MARCH  31, 2000 AND 1999

Revenues

         Business Products and Services revenues are derived primarily from the following activities: media delivery and syndication services which generate volume-based fees, content subscription and delivery fees and revenues from the sale or rental of communication systems. Revenues for the three months ended March 31, 2000 and 1999 were $4,414,000 and $5,679,000, respectively. Revenues for the first quarter of 2000 were down $1,264,000 from the same prior year quarter. Factors contributing to the revenue decline include the sale of the Company's internet monitoring service, eWatch, Inc. ("eWatch") in

January 2000, and reductions in volume from business products and services which are outside of the Company's strategic focus. There were no reportable revenues or cost of revenues relating the Company's Consumer Product which was launched in March 2000.

Cost of Revenues

         Business Products and Services cost of revenues consists primarily of costs associated with delivering media services to customer sites, royalties to information content providers and costs of computer hardware and software sold to customers. Cost of revenues for the quarters ended March 31, 2000 and 1999 were $2,259,000 and $2,967,000, respectively. The decrease in costs for the comparable three months, corresponds to the decrease in revenues for the same periods. Gross margin percentages were 49% for the first quarter of 2000 and 48% in the first quarter of 1999.

Research and Development

         Research and development expenses for the first quarter of 2000 and 1999 were comparable at $3,060,000, and $3,106,000, respectively. Product development expenses consist primarily of design, testing and support of the Company's existing and developing hardware, software and services.

Sales and Marketing

         Sales and marketing expenses decreased $443,000 or 14% for the three month period ending March 31, 2000 as compared to the same period in 1999. Expenses were $2,811,000 and $3,255,000, for the respective periods. The decrease in costs is primarily related to sale of the eWatch business and reductions in other personnel costs, primarily within the Business Products and Services sales force.

General and Administrative

         General and administrative expenses were comparable for the quarters ended March 31, 2000 and 1999, decreasing $27,000 or 2%. Expenses in the first quarter of 2000 were $1,499,000 as compared to $1,526,000 in the first quarter of 1999.

Amortization

         Amortization expense was $386,000 and $399,000 in 2000 and 1999, respectively. A decrease in amortization expense resulting from the reduction of intangible assets, included in the Company's Business Products and Services segment, was offset by increased Consumer Product amortization relating to the formation of the JamCast.com subsidiary in the fourth quarter of 1999.

Interest Expense and Interest Income

         Interest income in the first quarter of 2000 decreased 16% or $34,000 from the first quarter of 1999, while interest expense increased $47,000 or 83%. The variances in interest income and expense correlate with differences in average cash balances available for investments and bank borrowings throughout the two comparable quarters.

Gain on Sale of Business

         In January 2000, the Company sold its Internet monitoring service, eWatch, to a company that had been WAVO's primary partner in the development and marketing of eWatch to users worldwide. The Company received cash proceeds in excess of $3,000,000 and recorded a $1,545,000 gain with respect to the sale.

Minority Interest

         Minority interest in the first quarter of 2000 represents a 25% interest in JamCast.com, Inc., held by Virgin Entertainment Group ("Virgin"). The Company sold this interest to Virgin in September 1999, in exchange for certain promotional commitments

LIQUIDITY AND CAPITAL RESOURCES

         During the three months ended March 31, 2000 and 1999, the Company used cash in its operations of $3,724,000 and $2,876,000, respectively.

         Cash flow provided by investing activities was $2,439,000 in the first quarter of 2000 while cash used in investing activities was $1,632,000 in the first quarter of 1999. In January 2000, the Company received cash proceeds of $3,250,000 from the sale its eWatch business. Purchases of property and equipment totaled $796,000 and $1,568,000 in 2000 and 1999, respectively.

         The Company received net cash from financing activities of $17,000 in 2000 and $637,000 in 1999. In the first quarter of 2000 and 1999, the Company recorded proceeds of $575,000 and $590,000, respectively, from the issuance of common shares in connection with the exercise of employee stock options. Proceeds in 2000 were offset by the payment of dividends on Series D Preferred Shares ("Series D Shares") and repayment of debt. Monthly principal payments on an Equipment term loan commenced in March 2000. Additional proceeds in 1999 included $240,000 borrowed against the Company's credit facility. Proceeds in 1999 were partially offset by repayments of debt of $70,000, and treasury share purchases of $59,000 for 10,000 shares of the Company's Common Shares.

         In March 2000, 200 of the Company's 1,500 outstanding Series D Shares, each with a stated value of $10,000, were converted into 302,528 Common Shares. Dividends on Series D Shares, due at the end of the first quarter of 2000 were paid in the form of 72,544 Common Shares. Additionally, 107,748 Common Shares were issued in conjunction with the exercise of employee stock options.

         The Company anticipates it will need additional cash reserves to support operating activities in the second half of 2000. The Company believes that it will be able to generate additional funding for operations and its internal growth plans through equity offerings similar to those it has completed in the past. In addition, the Company is exploring the sale or another form of strategic partnership related to its non-core assets which could generate cash to be used for operations. The Company currently has credit facilities available totaling $8,000,000. Available credit on these facilities is approximately $4,300,000 at March 31, 2000.

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

FORWARD-LOOKING STATEMENTS

         Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and otherwise in this Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipated", "should", "planned", "estimated" and "potential" among others. These forward-looking statements are based on the Company's reasonable current expectations. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risk and uncertainties that may affect the operations, performance, development and results of the Company include: the complexity and uncertainty regarding the development and implementation of high technology products and services; market acceptance of new products and services; the introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; changes in the information services and data broadcasting industries and markets; the Company's ability to protect its proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the dependence of the Company's businesses upon a variety of suppliers and vendors; the ability to maintain computer and telecommunications systems, essential to its business operations; the integration and assimilation of acquisitions; the need for future additional financing; the risks and uncertainties of expansion into various international markets; the ability to retain key employees; dependence upon strategic alliances or relationships with other parties; volatility of the Company's Common Share price; and the adoption of new or change in existing governmental regulations affecting the Company's business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)      The following exhibits are included herein:

         27     Financial Data Schedule.

(b)      Reports on Form 8-K.

     On February 2, 2000, the Company filed a Current Report on Form 8-K, reporting in Item 2 the sale of the Company's wholly-owned subsidiary, eWatch, Inc.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                               WAVO Corporation

Date:  May 12, 2000            By   /s/  David E. Deeds
                                    ---------------------------------------
                                    David E. Deeds,
                                    Chief Executive Officer
                                    (Duly Authorized Officer)

Date: May 12, 2000             By   /s/ Kenneth D. Swenson
                                    -----------------------------------------
                                    Kenneth D. Swenson,
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit                                     Exhibit
         Number                                      Description
         ------                                      -----------


         27                                          Financial Data Schedule