Form 10-Q
period 2000-06-30
WAVO CORP
filed 2000-08-14
CIK 873287

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                    FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000.



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

Yes ___X___  No  _______

The number of shares outstanding of the Registrant's common stock, as of August 2, 2000:

                 COMMON SHARES, NO PAR VALUE: 44,299,706 SHARES

                                WAVO CORPORATION
                                      INDEX

                                                                                Page
                                                                                ----
PART I  FINANCIAL INFORMATION

          Item 1.  Financial Statements

              Condensed Consolidated Balance Sheets -
              June 30, 2000 and December 31, 1999                                 3

              Condensed Consolidated Statements of Operations -
              Three and six months ended June 30, 2000 and 1999                   4

              Condensed Consolidated Statements of Cash Flows -
              Six months ended June 30, 2000 and 1999                             5

              Notes to Condensed Consolidated Financial Statements                6

          Item 2.  Management's Discussion and Analysis of
              Financial Condition and Results of Operations                       9

          Item 3.  Quantitative and Qualitative Disclosures
              About Market Risk                                                  14

PART II  OTHER INFORMATION

          Item 2.  Changes in Securities and Use of Proceeds                     14

          Item 4.  Submission of Matters to a Vote of Security Holders           14

          Item 6.  Exhibits and Reports on Form 8-K                              14

SIGNATURES                                                                       15
EXHIBIT INDEX                                                                    16

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                                WAVO Corporation
                      Condensed Consolidated Balance Sheets


                                                                   June 30,           December 31,
                                                                     2000                 1999
                                                                 ------------         ------------
                                                                 (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                                     $  4,772,725         $ 11,496,888
   Accounts receivable                                              2,443,037            4,256,546
   Inventories                                                      1,789,854            1,783,742
   Prepaid expenses and other                                       1,441,269            1,215,580
                                                                 ------------         ------------
     Total current assets                                          10,446,885           18,752,756

Property and equipment, net                                         6,204,236            5,671,675
Goodwill, net                                                       2,438,771            4,325,714
Intangibles, net                                                   10,646,621           13,096,816
Deposits and other assets                                             565,957              577,837
                                                                 ------------         ------------
Total assets                                                     $ 30,302,470         $ 42,424,798
                                                                 ============         ============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                                              $  2,180,277         $    899,099
   Deferred revenue                                                 1,667,672            2,217,020
   Accrued expenses                                                 3,093,856            2,502,379
   Bank credit lines                                                1,660,238            1,713,451
   Current portion of long-term debt                                1,008,663            1,117,160
                                                                 ------------         ------------
     Total current liabilities                                      9,610,706            8,449,109
                                                                 ------------         ------------

Long-term debt, less current portion                                  699,821            1,055,793
Other non-current liabilities                                       1,024,262            1,338,141

Minority interest                                                    (563,078)            (411,675)
Series D preferred shares                                           6,311,062           12,120,305

Shareholders' equity                                               13,219,697           19,873,125
                                                                 ------------         ------------
Total liabilities and shareholders' equity                       $ 30,302,470         $ 42,424,798
                                                                 ============         ============

See accompanying notes.

                                WAVO Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                       Three Months Ended                   Six Months Ended
                                                            June 30,                            June 30,
                                                 ------------------------------      ------------------------------
                                                     2000              1999              2000              1999
                                                 ------------      ------------      ------------      ------------
Revenues:
   Media delivery and syndication                $  3,836,155      $  3,886,252      $  7,363,392      $  7,611,328
   Other                                              674,748         2,154,309         1,561,900      $  4,108,102
                                                 ------------      ------------      ------------      ------------
Total revenues                                      4,510,903         6,040,561         8,925,292        11,719,430
Cost of revenues                                    2,263,999         3,144,307         4,522,687         6,111,005
                                                 ------------      ------------      ------------      ------------
    Gross margin                                    2,246,904         2,896,254         4,402,605         5,608,425

Operating expenses:
    Research and development                        2,980,105         3,004,207         6,040,386         6,109,844
    Sales and marketing                             4,233,208         3,691,345         7,044,267         6,945,899
    General and administrative                      1,622,931         1,423,651         3,122,030         2,949,451
    Amortization                                      377,136           412,825           762,661           812,019
    Special charge                                  1,972,909                --         1,972,909                --
                                                 ------------      ------------      ------------      ------------
                                                   11,186,289         8,532,028        18,942,253        16,817,213
                                                 ------------      ------------      ------------      ------------
Loss from  operations                              (8,939,385)       (5,635,774)      (14,539,648)      (11,208,788)

Other (income) expense:
    Interest expense                                  123,327            42,819           227,536            99,803
    Interest income                                  (143,782)         (126,088)         (323,304)         (339,182)
    Gain on sale of business                               --                --        (1,544,924)               --
    Other                                             (10,728)              492           (31,541)           12,160
    Minority interest                                      --                --          (451,403)               --
                                                 ------------      ------------      ------------      ------------
                                                      (31,183)          (82,777)       (2,123,636)         (227,219)
                                                 ------------      ------------      ------------      ------------

Net loss                                         $ (8,908,202)     $ (5,552,997)     $(12,416,012)     $(10,981,569)
                                                 ============      ============      ============      ============

Less:  Preferred stock dividends                    1,139,916           138,039         2,333,689           276,078
                                                 ------------      ------------      ------------      ------------

Net loss after preferred stock dividends         $(10,048,118)     $ (5,691,036)     $(14,749,701)     $(11,257,647)
                                                 ============      ============      ============      ============

Basic and dilutive net loss per common share
  after preferred stock dividends                $      (0.32)     $      (0.20)     $      (0.49)     $      (0.39)
                                                 ============      ============      ============      ============

Number of shares used in per share
     calculations                                  31,005,425        28,729,618        30,116,515        28,651,510
                                                 ============      ============      ============      ============

See accompanying notes.

                                WAVO Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                    Six months ended
                                                            ---------------------------------
                                                              June 30,             June 30,
                                                                2000                 1999
                                                            ------------         ------------
OPERATING ACTIVITIES:
Net loss                                                    $(12,416,012)        $(10,981,569)
Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization                             2,433,428            2,056,206
     Loss on disposal of assets                                    5,319                   --
     Gain on sale of a business                               (1,544,924)                  --
     Provision for doubtful accounts                              30,000               65,000
     Special charge                                            1,972,909                   --
     Minority interest                                          (151,403)                  --
     Changes in operating assets and liabilities               2,558,660              631,499
                                                            ------------         ------------
Net cash used in operating activities                         (7,112,023)          (8,228,864)

INVESTING ACTIVITIES:
     Purchase of property and equipment                       (2,003,267)          (2,363,276)
     Proceeds from sale of a business                          3,250,000                   --
     Purchase of business, net of cash acquired                       --           (1,483,054)
     Other                                                       (15,000)             (15,000)
                                                            ------------         ------------
Net cash provided by (used in) investing activities            1,231,733           (3,861,330)

FINANCING ACTIVITIES:
     Issuance of common stock, net                               574,894              722,548
     Borrowings from bank and other                                   --              240,000
     Payments on debt and capital lease obligations             (476,417)            (315,739)
     Payment of preferred stock dividends                       (641,833)            (276,080)
     Purchase of treasury shares                                (232,881)            (522,878)
     Loss on foreign currency translation                         (3,438)             (16,625)
     Other                                                       (64,198)             (79,948)
                                                            ------------         ------------
Net cash used in  financing activities                          (843,873)            (248,722)
                                                            ------------         ------------
Net decrease in cash and cash equivalents                     (6,724,163)         (12,338,916)
Cash and cash equivalents at beginning of period              11,496,888           17,719,042
                                                            ------------         ------------
Cash and cash equivalents at end of period                  $  4,772,725         $  5,380,126
                                                            ============         ============

Issuance of common stock in connection with
      dividend payments on Series D preferred shares        $    651,222         $  2,150,000

Accretion of dividends on Series D preferred shares         $  1,406,387         $         --

See accompanying notes.

                                WAVO Corporation
              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2000
                                   (Unaudited)

(1)      BASIS OF PRESENTATION

         The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended June 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

(2)      INVENTORIES

         Inventories consist of the following:

                                        06/30/00          12/31/99
                                       ----------        ----------
                Finished Goods         $  207,800        $  281,922
                Work-in-process           601,502           908,089
                Raw materials             980,552           593,731
                                       ----------        ----------
                                       $1,789,854        $1,783,742
                                       ==========        ==========

(3)      LINE OF CREDIT AND LONG-TERM DEBT

                  The Company is currently in default of certain financial covenants required under its bank credit facilities. The Company has received a forbearance from the bank related to the existing covenants through August 31, 2000, at which time revised financial covenants will go into effect. The Company and the Bank have agreed to revise the terms of its credit facility provided the Company has completed a capital transaction of at least $12,000,000 by September 15, 2000. The Company believes it will be able to complete such a transaction within the required timeframe. The revisions provide a total credit facility of approximately $7,000,000 and adjust the payment terms of the existing $1,667,000 term loan resulting in a payoff over the next eleven months. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

(4)      SPECIAL CHARGE

                  In the second quarter of 2000, the Company recorded a non-cash special charge of $1,973,000, consisting of intangible costs relating to the Company's final determination on how it will conclude one of its non-core product lines. See Management's Discussion and Analysis of Financial Condition and Results of Operations for additional information.

(5)      CONTRACT LIABILITY

                  The Company has an agreement with National Datacast, Inc. ("NDI") whereby NDI provides nationwide data broadcast coverage. The Company originally used this broadcast technology with its WaveTop service. The Company determined this service was not part of its future strategic focus and WaveTop was discontinued in late 1999. Since that time, the Company has been in discussions with several other parties that have expressed interest in using this unique broadcast technology and related network service. In the event the Company chooses not to utilize this broadcast technology and related national network service in the future or does not agree to allow a third-party to utilize such technology and related service, the Company may record a one-time charge. See Management's
         Discussion and Analysis of Financial Condition and Results of Operations for additional information.


(6)      SEGMENT INFORMATION

       WAVO Corporation has two reportable segments: Business Products and Services that are focused on the business marketplace; and Consumer Products, which are focused on the consumer market. Revenues for Business Products and Services are derived from media delivery and syndication services, that generate volume-based fees, content subscription and delivery fees and revenues from the sale or rental of communication systems. Media delivery and syndication services generate revenues primarily through the Company's MediaXpress product and wireless transmission services. The consumer product revenues will be generated primarily from e-commerce and advertising associated with the Virgin JamCast service.

         The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer different products and have no intersegment sales or transfers.

------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 2000             Consumer     Business Products       Other             Total
                                             Products       and Services
------------------------------------------------------------------------------------------------------------
Revenues from external customers          $         --      $  4,510,903      $         --      $  4,510,903
Interest revenue                                    --                --           143,782           143,782
Interest and other expense                          --              (105)          112,704           112,599
Depreciation and amortization expense          162,833           580,638           633,968         1,377,439
Segment profit (loss)                       (2,408,159)       (6,132,443)         (367,600)       (8,908,202)
Segment assets                               2,652,112        20,361,160         7,289,198        30,302,470
Expenditures for long-lived assets              64,151         1,031,963           111,000         1,207,114

------------------------------------------------------------------------------------------------------------
Three Months Ended June 30, 1999             Consumer     Business Products       Other             Total
                                             Products       and Services
------------------------------------------------------------------------------------------------------------
Revenues from external customers          $         --      $  6,040,561      $         --      $  6,040,561
Interest revenue                                    --             8,137           117,951           126,088
Interest and other expense                         374             3,527            39,410            43,311
Depreciation and amortization expense          110,287           934,585            31,054         1,075,926
Segment profit (loss)                       (1,726,794)       (2,189,418)       (1,636,785)       (5,552,997)
Segment assets                               1,252,102        33,910,076         7,905,032        43,067,210
Expenditures for long-lived assets              20,464           597,380           177,790           795,634

------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 2000               Consumer     Business Products       Other             Total
                                             Products       and Services
------------------------------------------------------------------------------------------------------------
Revenues from external customers          $         --      $  8,925,292      $         --      $  8,925,292
Interest revenue                                    --           323,304                --           323,304
Interest and other expense                          --           (21,750)          217,745           195,995
Gain on sale of business                            --         1,544,924                --         1,544,924
Depreciation and amortization expense          323,088         1,179,961           930,379         2,433,428
Segment profit (loss)                       (4,213,772)       (5,019,396)       (3,182,844)      (12,416,012)
Segment assets                               2,652,112        20,361,160         7,289,198        30,302,470
Expenditures for long-lived assets             106,478         1,535,483           361,306         2,003,267

------------------------------------------------------------------------------------------------------------
Six Months Ended June 30, 1999               Consumer     Business Products       Other             Total
                                             Products       and Services
------------------------------------------------------------------------------------------------------------
Revenues from external customers          $         --      $ 11,719,430      $         --      $ 11,719,430
Interest revenue                                    --             8,137           331,045           339,182
Interest and other expense                         374            18,335            93,254           111,963
Depreciation and amortization expense          218,437         1,777,209            60,560         2,056,206
Segment profit (loss)                       (3,616,074)       (4,248,623)       (3,116,872)      (10,981,569)
Segment assets                               1,252,102        33,910,076         7,905,032        43,067,210
Expenditures for long-lived assets              40,868         2,071,084           251,324         2,363,276

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

         The Company's 75% owned subsidiary, JamCast.com, Inc., was created in conjunction with the Company's agreement with Virgin Entertainment Group ("Virgin Entertainment"), to form Virgin JamCast. Virgin JamCast is an Internet broadcasting service that provides music and computer game fans with the most direct way to enjoy their favorite artists or games without the long wait typically associated with such downloads. In return for providing $15,000,000 of in-store promotion and other consideration, Virgin Entertainment has a 25% equity stake in JamCast.com, Inc. Additionally, Virgin Entertainment was issued warrants to purchase WAVO Common Shares. JamCast.com operates as an independent entity, with the Company providing developmental, technical, financial and operational support. The Company launched the Virgin JamCast service in March 2000.

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


RESULTS OF OPERATIONS - SIX MONTHS ENDED JUNE 30, 2000 AND 1999

Revenues

         Business Products and Services revenues are derived primarily from the following activities: media delivery and syndication services which generate volume-based fees, content subscription and delivery fees and revenues from the sale or rental of communication systems. Revenues for the three months ended June 30, 2000 and 1999 were $4,511,000 and $6,041,000, respectively. Revenues for the first two quarters of 2000 were $8,925,000 as compared to $11,719,000 in the first six months of 1999. The decline in revenue is attributed primarily to decreases associated with product lines that are no longer part of the strategic direction of the Company as well as the sale of the Company's internet monitoring service, eWatch, Inc. ("eWatch") in January 2000. There were no significant revenues or cost of revenues relating to the Company's Consumer Product that was launched in March 2000.

Cost of Revenues

         Business Products and Services cost of revenues consists primarily of costs associated with delivering media services to customer sites, royalties to information content providers and costs of computer hardware and software sold to customers. Cost of revenues for the six months ended June 30, 2000 and 1999 were $2,264,000 and $3,144,000, respectively. The decrease in costs for the comparable three months, corresponds to the decrease in revenues for the same period. Gross margin percentages were 50% for the second quarter of 2000 and 48% in the second quarter of 1999. Margins for the June 30 year to date periods were 49% in 2000 and 48% in 1999. The improved margins for both the quarter and year to date periods is primarily attributable to growth of the Company's higher margin MediaXpress revenues.

Research and Development

         Research and development expenses for the second quarters of 2000 and 1999 were comparable at $2,980,000, and $3,004,000, respectively. Expenses for the six months ended June 30, were also comparable at $6,040,000 and $6,110,000 for 2000 and 1999, respectively. Product development expenses consist primarily of design, testing and support of the Company's existing and developing hardware, software and services.

Sales and Marketing

         Sales and marketing expenses increased $542,000 or 15% for the three month period ended June 30, 2000 as compared to the same period in 1999. Expenses were $4,233,000 and $3,691,000, for the respective periods. Increases in expenses correspond with the Virgin JamCast and MediaXpress advertising campaigns. Expenses for the six months ended June 30 were comparable from 2000 to 1999.

General and Administrative

         General and administrative expenses increased $199,000 for the three months ended June 30, 2000 from the second quarter of 1999, while expenses for the six-month year to date periods increased $173,000. The increases are attributed to increased consulting costs.

Amortization

         Amortization expense was $763,000 and $812,000 in the first two quarters of 2000 and 1999, respectively. A decrease in amortization expense which resulted from the reduction of intangible assets included in the Company's Business Products and Services segment, was offset by increased Consumer Product amortization relating to the formation of the JamCast.com, Inc. subsidiary in the fourth quarter of 1999.

Special Charge

         The Company has made the decision to focus on two core products, MediaXpress and Virgin JamCast. As a result of this narrowed focus, in the second quarter of 2000, the Company recorded a non-cash special charge of $1,973,000 related to its final determination on how it will conclude one of its non-core products. This special charge represents the remaining net book value of all intangibles (primarily developed technology, license agreements and assembled workforce) related to this non-core product, except for $415,000. The limited value of intangible assets not charged off is based on the remaining fair value, determined based on an analysis of the technology that will continue to be utilized, and employees that continue to work for the Company and the undiscounted cash flows related thereto.

Interest Expense and Interest Income

         Interest income for the first two quarters of 2000 was comparable to the same periods in 1999, while interest expense increased $127,000 or 127%. The increase in interest expense reflects increases in bank borrowings throughout the comparable quarters.

Gain on Sale of Business

         In January 2000, the Company sold its Internet monitoring service, eWatch, to a company that had been WAVO's primary partner in the development and marketing of eWatch to users worldwide. The Company received cash proceeds in excess of $3,000,000 and recorded a $1,545,000 gain with respect to the sale.

Minority Interest

         Minority interest in 2000 represents the 25% interest in JamCast.com, Inc., held by Virgin Entertainment Group ("Virgin"). The Company sold this interest to Virgin in September 1999, in exchange for certain promotional commitments.


Contract Liability

         The Company has an agreement with National Datacast, Inc. ("NDI") whereby NDI provides nationwide data broadcast coverage. The Company has developed technology that inserts data in the vertical blanking interval of the NDI television broadcast signal thereby providing the Company the ability to economically transmit data on a nationwide basis. The Company originally used this broadcast technology with its WaveTop service. The Company determined the WaveTop service was not part of its future strategic focus and WaveTop was discontinued in late 1999. Since that time, the Company has been in discussions with several other parties that have expressed interest in using this unique broadcast technology and related network service. In the event the Company chooses not to utilize this broadcast technology and related national network service in the future or does not agree to allow a third-party to utilize such technology and related network, the Company may record a one-time charge equal to the total of the unrecognized commitment under the current NDI agreement and the carrying value of certain recently acquired equipment related to this technology. As of June 30, 2000, the total of the unrecognized commitment under the NDI agreement and the equipment carrying value was $3,455,000.

LIQUIDITY AND CAPITAL RESOURCES

         During the six months ended June 30, 2000 and 1999, the Company used cash in its operations of $7,112,000 and $8,229,000, respectively.

         Cash flow provided by investing activities was $1,232,000 in the first six months of 2000 while cash used in investing activities was $3,861,000 in the first half of 1999. In January 2000, the Company received cash proceeds of $3,250,000 from the sale its eWatch business. Purchases of property and equipment totaled $2,003,000 and $2,363,000 in 2000 and 1999, respectively. Additionally in 1999, the Company purchased a business for $1,483,000, net of cash acquired.

         Cash used in financing activities was $844,000 in the first six months of 2000 and $249,000 in 1999. In the first half of 2000 and 1999, the Company recorded proceeds of $575,000 and $723,000, respectively, from the issuance of common shares in connection with the exercise of employee stock options. Proceeds in 2000 were offset by the payment of dividends on Series D Preferred Shares ("Series D Shares") and repayment of debt. Monthly principal payments on an Equipment term loan commenced in March 2000. Additional proceeds in 1999 included $240,000 borrowed against the Company's credit facility. Proceeds in 1999 were partially offset by repayments of debt of $316,000, treasury share purchases of $523,000 for 50,000 shares of the Company's Common Shares and dividend payments on the Company's preferred shares.

         In the first six months of 2000, 579 of the Company's 1,500 outstanding Series D Shares, each with a stated value of $10,000, were converted into 6,012,337 Common Shares. Dividends on Series D Shares, due during the first six months of 2000 were paid in the form of 384,983 Common Shares. Additionally, 107,748 Common Shares were issued in conjunction with the exercise of employee stock options.

         The Company will need to raise additional cash to support operating activities in the second half of 2000 and to continue to fund the growth of its business into 2001 and beyond. The Company believes that it will be able to generate additional funding for operations and its internal growth plans through equity or debt offerings similar to those it has completed in the past. In addition, the Company is exploring the sale or another form of strategic partnership related to its non-core assets which could generate cash to be used for operations.

         The Company is currently in default of certain financial covenants required under its bank credit facilities. The Company has received a forbearance from the bank related to the existing covenants through August 31, 2000, at which time revised financial covenants will go into effect. The Company and the Bank have agreed to revise the terms of its credit facility provided the Company has completed a capital transaction of at least $12,000,000 by September 15, 2000. The Company believes it will be able to complete such a transaction within the required timeframe. The revisions provide a total credit facility of approximately $7,000,000 and adjust the payment terms of the existing $1,667,000 term loan resulting in a payoff over the next eleven months.




FORWARD-LOOKING STATEMENTS

         Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and otherwise in this Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipated", "should", "planned", "estimated" and "potential" among others. These forward-looking statements are based on the Company's reasonable current expectations. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risk and uncertainties that may affect the operations, performance, development and results of the Company include: the complexity and uncertainty regarding the development and implementation of high technology products and services; market acceptance of new products and services; the introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; rapid changes in the information services and data broadcasting industries and markets; the Company's ability to protect its proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the dependence of the Company's businesses upon a variety of suppliers and vendors; the ability to maintain computer and telecommunications systems, essential to its business operations; the integration and assimilation of acquisitions; the Company's history of losses; the need for future additional financing; the risks and uncertainties of expansion into various international markets; the ability to retain key employees; dependence upon strategic alliances or relationships with other parties; volatility of the Company's Common Share price; and the adoption of new or change in existing governmental regulations affecting the Company's business.

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

PART II. OTHER INFORMATION

ITEMS 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

(c) On May 24, 2000, the Company issued to affiliates of Stonegate Securities, Inc., warrants to purchase a total of 200,000 shares of common stock at an exercise price of $2.06 per share in consideration for consulting services rendered to the Company by Stonegate. The warrants expire on May 24, 2003. The exercise price and number of shares purchasable upon exercise of the warrants are subject to adjustment upon the occurrence of certain dilution events. The warrants were issued pursuant to the non-public offering exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) On May 15, 2000, the Company held its Annual Meeting of Shareholders at which the following matters were voted upon:

(i)      Election of Directors.

         All six management nominees for election as directors were unopposed and elected by the following votes:

         Director                   Shares for       Shares Withheld
         --------                   ----------       ---------------
         David E. Deeds             25,082,600           555,298
         Peter M. White             25,083,910           553,988
         Kenneth D. Swenson         25,083,910           553,988
         Glenn Scolnik              25,071,480           566,418
         J. Robert Collins          25,083,910           553,988

(ii) Approval of the Issuance and Sale of Series D Convertible Preferred Shares and Related Warrants and underlying Common Shares.

         Shares For            8,391,316
         Shares Against        1,077,809
         Shares Abstained        225,675
         Shares Not Voted     15,943,098
                              ----------
         Total                25,637,898


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a) The following exhibits are included herein:

    27       Financial Data Schedule.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                WAVO Corporation

Date: August 14, 2000           By  /s/  David E. Deeds
                                    ------------------------------------------
                                    David E. Deeds,
                                    Chief Executive Officer
                                    (Duly Authorized Officer)

Date: August 14, 2000           By  /s/ Kenneth D. Swenson
                                    ------------------------------------------
                                    Kenneth D. Swenson,
                                    Executive Vice President, Chief Financial
                                    Officer and Treasurer
                                    (Principal Financial and Accounting Officer)

                                  EXHIBIT INDEX


         Exhibit                                     Exhibit
         Number                                      Description
         ------                                      -----------

         27                                          Financial Data Schedule