Form 10-Q
period 2000-09-30
WAVO CORP
filed 2000-11-14
CIK 873287

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549


                                  FORM 10-Q


(Mark One)

( X ) QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000.



                                      OR
( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.


                       Commission File Number: 0-24858
                                               -------

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

Yes     X     No
   ---------      -------

The number of shares outstanding of the Registrant's common stock, as of November 3, 2000:


                 COMMON SHARES, NO PAR VALUE: 47,728,931 SHARES

                                WAVO CORPORATION
                                      INDEX

                                                                            Page
                                                                            ----
PART I   FINANCIAL INFORMATION

         Item 1.  Financial Statements

            Condensed Consolidated Balance Sheets -
            September 30, 2000 and December 31, 1999                           3

            Condensed Consolidated Statements of Operations -
            Three and nine months ended September 30, 2000 and 1999            4

            Condensed Consolidated Statements of Cash Flows -
            Nine months ended September 30, 2000 and 1999                      5

            Notes to Condensed Consolidated Financial Statements               6

         Item 2.  Management's Discussion and Analysis of
            Financial Condition and Results of Operations                     10

         Item 3.  Quantitative and Qualitative Disclosures
            About Market Risk                                                 15

PART II  OTHER INFORMATION

         Item 2. Changes in Securities and Use of Proceeds                    16

         Item 6.  Exhibits and Reports on Form 8-K                            16

SIGNATURES                                                                    17
EXHIBIT INDEX                                                                 18

                        PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS

                               WAVO Corporation
                    Condensed Consolidated Balance Sheets


                                                  September 30,     December 31,
                                                      2000             1999
                                                  ------------     ------------
                                                  (Unaudited)
Assets
Current assets:
   Cash and cash equivalents                      $    546,910     $ 11,496,888
   Accounts receivable                               2,414,582        4,256,546
   Inventories                                       1,474,997        1,783,742
   Prepaid expenses and other                        1,026,342        1,215,580
                                                  ------------     ------------
     Total current assets                            5,462,831       18,752,756

Property and equipment, net                          5,756,616        5,671,675
Goodwill, net                                        2,391,263        4,325,714
Intangibles, net                                     8,083,194       13,096,816
Deposits and other assets                              573,894          577,837
                                                  ------------     ------------
Total assets                                      $ 22,267,798     $ 42,424,798
                                                  ============     ============

Liabilities and shareholders' equity
Current liabilities:
   Accounts payable                               $  2,667,407     $    899,099
   Deferred revenue                                    951,351        2,217,020
   Accrued expenses                                  2,179,915        2,502,379
   Bank credit lines                                 1,160,905        1,713,451
   Current portion of long-term debt                 1,925,591        1,117,160
                                                  ------------     ------------
     Total current liabilities                       8,885,169        8,449,109
                                                  ------------     ------------

Long-term debt, less current portion                    30,830        1,055,793
Other non-current liabilities                          386,076        1,338,141

Minority interest                                         --           (411,675)
Series D preferred shares                              931,344       12,120,305
Redeemable common shares                             1,400,000             --

Shareholders' equity                                10,634,379       19,873,125
                                                  ------------     ------------
Total liabilities and shareholders'
   equity                                         $ 22,267,798     $ 42,424,798
                                                  ============     ============


See accompanying notes.

                                WAVO Corporation
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)


                                                Three Months Ended            Nine Months Ended
                                                   September 30,                 September 30,
                                          ----------------------------    ----------------------------
                                              2000            1999            2000            1999
                                          ------------    ------------    ------------    ------------
Revenues:
   Internet media delivery and
     syndication                          $    483,272    $       --      $  1,385,659    $       --
   Other media delivery                      3,554,569       5,009,584      11,577,474      16,729,013
                                          ------------    ------------    ------------    ------------
Total revenues                               4,037,841       5,009,584      12,963,133      16,729,013
Cost of revenues                             2,071,338       2,765,657       6,594,025       8,876,662
                                          ------------    ------------    ------------    ------------
    Gross margin                             1,966,503       2,243,927       6,369,108       7,852,351

Operating expenses:
    Research and development                 2,874,730       3,035,452       8,915,116       9,145,296
    Sales and marketing                      2,611,679       3,084,316       9,655,945      10,030,215
    General and administrative               1,409,270       1,423,230       4,531,300       4,372,681
    Amortization                               339,978         432,375       1,102,639       1,244,394
    Special charges                          2,987,967            --         4,960,876            --
                                          ------------    ------------    ------------    ------------
                                            10,223,624       7,975,373      29,165,876      24,792,586
                                          ------------    ------------    ------------    ------------
Loss from  operations                       (8,257,121)     (5,731,446)    (22,796,768)    (16,940,235)

Other (income) expense:
    Interest expense                           103,779          56,382         331,317         156,185
    Interest income                            (54,234)        (63,969)       (377,538)       (403,151)
    Gain on sale of business                      --              --        (1,544,924)           --
    Other                                       16,728          (9,715)        (14,813)          2,445
    Minority interest                             --              --          (451,403)           --
                                          ------------    ------------    ------------    ------------
                                                66,273         (17,302)     (2,057,361)       (244,521)
                                          ------------    ------------    ------------    ------------

Net loss                                  $ (8,323,394)   $ (5,714,144)   $(20,739,407)   $(16,695,714)
                                          ============    ============    ============    ============

Less:  Preferred stock dividends               488,797         138,039       2,822,486         414,117
                                          ------------    ------------    ------------    ------------

Net loss after preferred stock dividends  $ (8,812,191)   $ (5,852,183)   $(23,561,893)   $(17,109,831)
                                          ============    ============    ============    ============

Basic and dilutive net loss per common
  share after preferred stock dividends   $      (0.20)   $      (0.20)   $      (0.68)   $      (0.60)
                                          ============    ============    ============    ============

Number of shares used in per share
  calculations                              43,397,396      28,924,230      34,575,789      28,721,093
                                          ============    ============    ============    ============


See accompanying notes.

                                WAVO Corporation
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                          Nine months ended
                                                   ----------------------------
                                                   September 30,   September 30,
                                                        2000            1999
                                                   ------------    ------------
OPERATING ACTIVITIES:
Net loss                                           $(20,739,407)   $(16,695,714)
Adjustments to reconcile net loss to cash
   used in operating activities:
     Depreciation and amortization                    3,770,569       3,200,558
     Loss on disposal of assets                          25,610             366
     Gain on sale of a business                      (1,544,924)           --
     Provision for doubtful accounts                     45,000         105,000
     Special charge                                   4,960,876            --
     Minority interest                                 (151,403)           --
     Changes in operating assets and
       liabilities                                    2,770,849       1,957,299
                                                   ------------    ------------
Net cash used in operating activities               (10,862,830)    (11,432,491)

INVESTING ACTIVITIES:
     Purchase of property and equipment              (2,208,014)     (2,704,613)
     Proceeds from sale of property and
      equipment                                             850            --
     Proceeds from sale of a business                 3,250,000            --
     Purchase of business, net of cash acquired            --        (1,483,054)
     Other                                              (15,000)        (19,500)
                                                   ------------    ------------
Net cash provided by (used in) investing
  activities                                          1,027,836      (4,207,167)

FINANCING ACTIVITIES:
     Issuance of common stock, net                      574,894         722,548
     Borrowings from bank and other                     500,000       1,260,424
     Payments on debt and capital lease
      obligations                                    (1,227,813)       (428,755)
     Payment of preferred stock dividends              (641,833)       (276,080)
     Purchase of treasury shares                       (232,881)       (522,878)
     Loss on foreign currency translation               (13,685)         (7,167)
     Other                                              (73,666)        (84,646)
                                                   ------------    ------------
Net cash (used in) provided by financing
  activities                                         (1,114,984)        663,446
                                                   ------------    ------------
Net decrease in cash and cash equivalents           (10,949,978)    (14,976,212)
Cash and cash equivalents at beginning of
  period                                             11,496,888      17,719,042
                                                   ------------    ------------
Cash and cash equivalents at end of
  period                                           $    546,910    $  2,742,830
                                                   ============    ============

Issuance of common stock in connection
   with dividend payments on Series D
   preferred shares                                $    720,919    $  2,150,000

Accretion of dividends on Series D
   preferred shares                                $  1,687,447    $       --



See accompanying notes.

                                WAVO Corporation
              Notes to Condensed Consolidated Financial Statements
                               September 30, 2000
                                   (Unaudited)

(1)   BASIS OF PRESENTATION

            The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commission. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain information and footnote disclosures normally included in financial statements have been condensed or omitted pursuant to such rules and regulations. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1999. The results of operations for the period ended September 30, 2000 are not necessarily indicative of the results to be expected for the entire year.

(2)   LIQUIDITY

      The Company has funded their operations since inception, primarily through the private placement of common and preferred stock, public sale of its Common Stock and from the sale of its product and services. However, the Company has experienced operating losses and accumulated deficits since inception. In October 2000 the Company received cash proceeds of $12,000,000 from the sale of substantially all of the assets utilized in its satellite and FM content delivery business. The sale of these non-core assets and underlying business operations will cause the Company's cash flow used in operations to increase. The Company has taken immediate action to reduce cash used in operations by making significant reductions in its operating expenses. The Company believes that in addition to cash proceeds from the asset sale, it will be required to seek additional capital in the future to fund operations. Management believes it will be able to generate the necessary funding for operations and its internal growth plans through equity offerings, strategic partnerships and through the sale of other non-core assets.

(3)   INVENTORIES

      Inventories consist of the following:


                            09/30/2000     12/31/1999
                            -----------    ----------
      Finished goods        $   436,813    $  281,922
      Work-in-process           507,426       908,089
      Raw materials             530,758       593,731
                            -----------    ----------
                            $ 1,474,997    $1,783,742
                            ===========    ==========


(4)   LINE OF CREDIT AND LONG-TERM DEBT

            During the third quarter of 2000, the Company was in default of certain financial covenants required under its bank credit facilities. The Company had received a forbearance from the bank related to such covenants through October 15, 2000, at which time revised financial covenants went into effect. The Company and the Bank have revised the terms of its $7,000,000 credit facility, which includes accelerated payments on the Company's term loan, as well as a $500,000 payment on the term loan. In conjunction with the modifications the Company issued warrants to purchase 125,666 Common Shares that were priced at $.70 per Common Share. The revisions adjust the payment terms of the existing term loan resulting in a payoff over the next eight months and reduces the credit line collateralized by accounts receivable and inventory from $5,000,000 to $2,000,000. Subsequent to the end of the quarter, the Company made the $500,000 payment on the term loan and was in compliance with the revised covenants required by the bank credit facility. Also, as a result of the sale of the Company's satellite and FM content delivery business (See Subsequent event - Note 8), in October 2000, the Company paid $995,000 to reduce the amount outstanding under its credit line. Additionally, in September 2000, the Company received a $500,000 Bridge Loan from an Executive of the Company. The loan was paid off in October 2000.

(5)   SPECIAL CHARGE

            In the third quarter of 2000, the Company recorded a non-cash special charge of $2,988,000, which primarily consisted of intangible costs associated with the Virgin JamCast service. The Company decided to discontinue the retail operations of the Virgin JamCast service and to focus on the licensing of the JamCast technology.

(6)   CONTRACT LIABILITY

            The Company has a Data Delivery Network Agreement (the "Network Agreement") with National Datacast, Inc. ("NDI") whereby NDI provides nationwide data broadcast coverage. The Company originally used this broadcast technology with its WaveTop service. The Company determined this service was not part of its future strategic focus and WaveTop was discontinued in late 1999. Since that time, the Company has been in discussions with several other parties that have expressed interest in using this unique broadcast technology and related network service. On September 11, 2000, the Company and NDI entered into an amendment to restructure the Network Agreement. The amendment reduced the cash amount payable to NDI from $4,400,000 due through March 2002 to cash payments of $2,000,000 payable through April 2001 and provided for the issuance in September 2000 to NDI 1,722,018 shares of the Company's common stock valued at $1,400,000. If NDI does not realize at least $1,400,000 from the sale of all of these shares, the Company has agreed to deliver a promissory note to NDI for the difference payable in three equal installments, commencing 30 days after the issuance of the promissory note. The value of these shares has been recorded as redeemable common shares and has been classified outside of Stockholders' Equity on the accompanying balance sheet. If NDI realizes more than $1,400,000 from the sale of these shares, it is entitled to retain up to $350,000 of any additional proceeds and then return any unsold shares or excess proceeds to the Company. If the Company fails to have an effective registration statement in place within 120 days subsequent to the issuance of the shares, the Company is obligated to repurchase the shares for $1,400,000. At September 30, 2000, the difference between the recorded value of $1,400,000 and the market value was immaterial. Additionally, if the Company elects to use the data delivery network to transmit data in the future, or elects to renew the agreement for a further five year term, the Company will be required to make all payments due to NDI under the terms of the original Network Agreement. In the event the Company chooses not to utilize this broadcast technology and related national network service in the future or does not agree to allow a third-party to utilize such technology and related service, the Company may record a one-time charge. The one-time charge would have totaled approximately $2,200,000 as of September 30, 2000.

(7)   RECENT ACCOUNTING PRONOUNCEMENTS

            In June 1998, the FASB issued SFAS No. 133, Accounting for Derivatives and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives), and for hedging activities. The FASB recently issued SFAS No. 137 and 138, which defers the effective date and amends portions of SFAS No. 133. SFAS No. 133 will be effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company is currently evaluating SFAS No. 133 and does not believe it will have a material effect on the Company's financial statements.

(8)   SUBSEQUENT EVENT

            On October 11, 2000 , the Company completed its previously announced sale of its satellite and FM content delivery assets to Cidera, Inc. ("Cidera") for a purchase price of $12,000,000 in cash, 285,731 shares of Cidera's common stock which was valued at $2,500,000 at the time of this transaction, and the assumption of approximately $490,000 of liabilities. The Company will record a gain of over $2,000,0000 related to the sale of these assets. The assets sold to Cidera constituted approximately 33% of the Company's total assets and accounted for approximately 71% and 27% of the Company's total revenue and operating expense, respectively, on a consolidated basis as of and for the fiscal year ended December 31, 1999, and approximately 53%, 76% and 14% of such amounts as of and for the nine months ended September 30, 2000.

            The following unaudited pro forma information presents the results of the Company for the three and nine month periods ended September 30, 2000 and 1999, respectively as if the sale of satellite and FM content delivery assets had been sold to Cidera on January 1, 2000 and 1999, respectively. The pro forma data are not necessarily indicative of the financial results which would actually have been reported had the transactions been consummated at the date mentioned above or which may be reported in the future.

                                                          Three Months Ended            Nine Months Ended
                                                              September 30,                September 30,
                                                         ----------------------       ----------------------
      (In thousands except per share data)                 2000           1999          2000           1999
                                                         -------        -------       --------      --------
      Revenues                                           $ 1,184        $ 1,598       $  3,820      $  5,337
      Net loss                                           $(8,511)       $(5,735)      $(21,454)     $(17,449)
      Less: Preferred stock dividends                    $   489        $   138       $  2,882      $    414
      Net loss after preferred stock dividends           $(9,000)       $(5,873)      $(24,227)     $(17,863)
      Basic and dilutive net loss per common share
        after preferred stock dividends                  $ (0.20)       $ (0.20)      $  (0.70)     $  (0.62)

(9)   SEGMENT INFORMATION

            During the nine month period ended September 30, 2000, the Company had two reportable segments: Business Products and Services that focused on the business marketplace; and Consumer Products, which focused on the consumer market. Revenues for Business Products and Services are derived from media delivery and syndication services, that generate volume-based fees, content subscription and delivery fees and revenues from the sale or rental of communication systems. Media Delivery and syndication services generate revenues primarily through the Company's MediaXpress product and wireless transmission services. The consumer product revenues are generated primarily from e-commerce and advertising associated with the Virgin JamCast service that is provided by JamCast.com, Inc. ("JamCast"),a joint venture between the Company (75% ownership) and Virgin Entertainment Group ("Virgin Entertainment") (25% ownership). In October 2000, the Company decided to discontinue the retail operations of the Virgin JamCast service and to focus on the licensing of the JamCast technology and as a result of this decision, the Company has written off $3,000,000 in assets related to Virgin JamCast. Accordingly, the Company and Virgin Entertainment are currently in discussions to determine the ultimate resolution of the jointly owned JamCast.com.

            The Company evaluates performance and allocates resources based on profit or loss from operations before income taxes. The accounting policies of the reportable segments are the same as those described in the summary of significant accounting policies. The Company's reportable segments are business units that offer different products and have no intersegment sales or transfers.

---------------------------------------------------------------------------------------------------------------
                                                                     Business
Three Months Ended September 30, 2000        Consumer              Products and        Other           Total
                                             Products                Services
---------------------------------------------------------------------------------------------------------------
Revenues from external customers        $     10,007               $  4,027,834    $       --      $  4,037,841
Interest revenue                                --                         --            54,234          54,234
Interest and other expense                    16,985                       (372)        103,894         120,507
Depreciation and amortization expense        177,638                    507,704         651,799       1,337,141
Segment profit (loss)                     (4,473,955)                (2,128,910)     (1,720,529)     (8,323,394)
Segment assets                                  --                   12,375,645       9,892,153      22,267,798
Expenditures for long-lived assets            26,019                    166,185          12,543         204,747


---------------------------------------------------------------------------------------------------------------
                                                                     Business
Three Months Ended September 30, 1999        Consumer              Products and        Other           Total
                                             Products                Services
---------------------------------------------------------------------------------------------------------------
Revenues from external customers        $       --                 $  5,009,584    $       --      $  5,009,584
Interest revenue                                 939                        617          62,413          63,969
Interest and other expense                      (306)                    (4,565)         51,538          46,667
Depreciation and amortization expense        100,022                  1,004,902          39,428       1,144,352
Segment profit (loss)                     (1,493,694)                (2,626,466)     (1,593,984)     (5,714,144)
Segment assets                             1,179,145                 31,478,102       5,090,136      37,747,383
Expenditures for long-lived assets            29,084                    246,470          65,783         341,337


---------------------------------------------------------------------------------------------------------------
                                                                     Business
Nine Months Ended September 30, 2000         Consumer              Products and        Other           Total
                                             Products                Services
---------------------------------------------------------------------------------------------------------------
Revenues from external customers        $       --                 $ 12,963,133    $       --      $ 12,963,133
Interest revenue                                --                         --           377,538         377,538
Interest and other expense                    16,985                    (22,122)        321,641         316,504
Gain on sale of business                        --                    1,544,924            --         1,544,924
Depreciation and amortization expense        500,726                  1,687,665       1,582,178       3,770,569
Segment profit (loss)                     (8,687,727)                (7,148,306)     (4,903,374)    (20,739,407)
Segment assets                                  --                   12,375,645       9,892,153      22,267,798
Expenditures for long-lived assets           132,497                  1,701,668         373,849       2,208,014


---------------------------------------------------------------------------------------------------------------
                                                                     Business
Nine Months Ended September 30, 1999         Consumer              Products and        Other           Total
                                             Products                Services
---------------------------------------------------------------------------------------------------------------
Revenues from external customers        $       --                 $ 16,729,013    $       --      $ 16,729,013
Interest revenue                                 939                      8,754         393,458         403,151
Interest and other expense                        68                     13,770         144,792         158,630
Depreciation and amortization expense        318,459                  2,782,111          99,988       3,200,558
Segment profit (loss)                     (5,109,768)                (6,875,089)     (4,710,857)    (16,695,714)
Segment assets                             1,179,145                 31,478,102       5,090,136      37,747,383
Expenditures for long-lived assets            69,952                  2,317,554         317,107       2,704,613

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

      The Company's MediaXpress service, an Internet-driven data delivery solution, delivers media aggregated from an extensive base of content providers of more than 1,800 top sources. It allows Web site operators and developers to put pre-licensed, real-time news and other entertainment media from top-name content sources on their sites quickly and with minimum effort. Pre-packaged news feeds are delivered over the Internet in a standardized format. A MediaXpress developer's kit provides easy integration into an enterprise's Web site or Intranet. The service uses XML delivery format, based on open standards to allow more complex data processing and analysis, perform more precise searches, share data efficiently and navigate data more easily than HTML formats.

      The Company's 75% owned subsidiary, JamCast.com, Inc. ("JamCast"), was created in September of 1999 in conjunction with the Company's agreement with Virgin Entertainment Group ("Virgin Entertainment"), to form Virgin JamCast. Virgin Entertainment has a 25% equity stake in JamCast. Virgin JamCast was established as an innovative digital music Web portal that used our proprietary multicast "push" technology to deliver digital music to an Internet-wide audience. The Company has decided to discontinue the retail operations of the Virgin JamCast service and to focus on licensing the JamCast technology. The Company and Virgin Entertainment are currently in discussion to determine the ultimate resolution regarding the jointly owned JamCast. Accordingly, the Company recorded a non-cash special charge of $2,988,000 in the third quarter of 2000 that consists primarily of intangible costs.


RECENT DEVELOPMENTS

      On October 11, 2000, the Company completed the previously announced sale of its satellite and FM content delivery assets to Cidera, Inc. ("Cidera") in exchange for $12,000,000 in cash, $2,500,0000 (285,731 shares) of Cidera's common stock, and assumption of approximately $490,000 of liabilities. Cidera also agreed to become a preferred Original Equipment Manufacturer ("OEM") of the Company's MediaXpress service for Cidera's information provider customers. The Company will recognize a gain of over $2,000,000 as a result of this transaction. Prior to the sale, the Company utilized the assets sold to provide wireless media delivery services and equipment to providers of financial data, news, and other information. The Company's broadcast networks used established technologies, such as FM subcarrier and small dish satellite broadcasting technologies that are well suited to the economical one-way transmission of time-sensitive data from one central location to many remote sites.


      The Company has a Data Delivery Network Agreement (the "Network Agreement") with National Datacast, Inc. ("NDI") whereby NDI provides nationwide data broadcast coverage. The Company originally used this broadcast technology with its WaveTop service. The Company determined this service was not part of its future strategic focus and WaveTop was discontinued in late 1999. Since that time, the Company has been in discussions with several other parties that have expressed interest in using this unique broadcast technology and related network service. On September 11, 2000, the Company and NDI entered into an amendment of the Network Agreement. The amendment reduced the cash amount payable to NDI from $4,400,000 due through March 2002 to cash payments of $2,000,000 payable through April 2001 and provided for the issuance in September 2000 to NDI of 1,722,018 shares of the Company's common stock valued at $1,400,000. If NDI does not realize at least $1,400,000 from the sale of all of these shares, the Company has agreed to deliver a promissory note to NDI for the difference payable in three equal installments, commencing 30 days after the issuance of the promissory note. The value of these shares has been recorded as redeemable common shares and has been classified outside of Stockholders' Equity on the accompanying balance sheet. If NDI realizes more than $1,400,000 from the sale of these shares, it is entitled to retain up to $350,000 of any additional proceeds and then return any unsold shares or excess proceeds to the Company. At September 30, 2000, the difference between the recorded value of $1,400,000 and the market value was immaterial. Additionally, if the Company elects to use the data delivery network to transmit data in the future, or elects to renew the agreement for a further five year term, the Company will be required to make all payments due to NDI under the terms of the original Network Agreement. In the event the Company chooses not to utilize this broadcast technology and related national network service in the future or does not agree to allow a third-party to utilize such technology and related service, the Company may record a one-time charge. The one-time charge would have totaled approximately
$2,200,000 as of September 30, 2000.

RESULTS OF OPERATIONS - NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999

Revenues

      Internet Media Delivery and Syndication revenues are derived primarily from the following activities related to the Company's core product,
MediaXpress: media delivery and syndication services, content subscription fees, software sales and setup and delivery fees. Revenues for the three and nine month periods ended September 30, were $483,000 and $1,386,000, respectively. The MediaXpress product was not announced until the fourth quarter of 1999. Other Media Delivery revenues include revenues from products which are no longer part of the strategic direction of the Company, as well as revenues from the Company's Consumer product, JamCast. Other Media Delivery revenues were $3,555,000 for the third quarter of 2000 and $5,010,000 for the third quarter of 1999. Other Media Delivery revenues for the nine month periods ended September 30 were $11,577,000 and $16,729,000 for 2000 and 1999, respectively. The decline in Other Media Delivery revenue is primarily attributed to equipment volume decreases associated with product lines that are no longer part of the strategic direction of the Company as well as the sale of the Company's internet monitoring service, eWatch, Inc. ("eWatch") in January 2000. There were no significant revenues or cost of revenues relating to the Company's Consumer Product, Virgin JamCast, that was launched in March 2000.

Cost of Revenues

      Cost of revenues consists primarily of costs associated with delivering media services to customer sites, royalties to information content providers and costs of computer hardware and software sold to customers. Cost of revenues for the nine months ended September 30, 2000 and 1999 were $6,594,000 and $8,877,000, respectively. The decrease in costs for the comparable periods, correspond to the decrease in revenues for the same periods. Gross margin percentages were 49% for the first nine months of 2000 and 47% in the same period of 1999. Margins for the three month periods were 49% and 45% in 2000 and 1999, respectively. The improved margins for both the quarter and nine month periods are primarily attributable to growth of the Company's higher margin MediaXpress revenues and reduced FM radio station costs associated with the delivery of data via the Company's wireless media delivery network.

Research and Development

      Research and development expenses for the third quarter of 2000 were down $161,000 or 5% from the same quarter of 1999, while expenses for the nine month period in 2000 were down $230,000 or 3% from the same period in 1999. The decreases are related to a reduced number of personnel and the sale of the Company's wholly-owned subsidiary, eWatch, Inc. in January of 2000. Product development expenses consist primarily of design, testing and support of the Company's existing and developing hardware, software and services.

Sales and Marketing

            Sales and Marketing expenses for the third quarter of 2000 were down $473,000 or 15% from the same quarter of 1999, while expenses for the nine month period in 2000 were down $374,000 or 4%, as compared to the same period in 1999. The decreases are related to a reduced number of personnel and reduced employee travel as well as the sale of eWatch, Inc. in January of 2000.

General and Administrative

      Third quarter general and administrative expenses in the current year were consistent with expenses in the third quarter of 1999. Expenses increased $159,000 for the nine months ended September 30, 2000 from the same period in 1999. The increase is attributed to increased consulting costs.

Amortization

      Amortization expense was down 11%, or $142,000 for the first nine months of 2000, as compared to the same period in 1999. A decrease in amortization expense which resulted from the reduction of intangible assets included in the Company's Business Products and Services segment, was offset by increased Consumer Product amortization relating to the formation of the JamCast.com, Inc. subsidiary in the fourth quarter of 1999. In September 2000, the Company recorded a special charge which eliminated the intangible costs related to JamCast.com. This will reduce future amortization by approximately $95,000 per quarter.

Special Charges

During the second quarter of 2000, in connection with the Company taking a more narrow product focus,, it recorded a non-cash special charge of $1,973,000 related to its final determination on how it will conclude one of its non-core products. This special charge represented the remaining net book value of all intangibles (primarily developed technology, license agreements and assembled workforce) related to this non-core product, except for $415,000. The limited value of intangible assets not charged off is based on the remaining fair value, determined based on an analysis of the technology that will continue to be utilized, and employees that continue to work for the Company and the undiscounted cash flows related thereto.

In October 2000, the Company elected to discontinue the retail music operations of the Virgin JamCast service effective October 31, 2000 and reposition JamCast.com to that of a provider of the Company's proprietary multicast technology to Virgin Entertainment Group and possibly others in the entertainment industry for use in the distribution of digital media. As a result, in the third quarter of 2000 the Company recorded a non-cash special charge of $2,988,000, representing primarily intangible assets associated with the Virgin JamCast service.

Interest Expense and Interest Income

      Interest income for the first nine months of 2000 was down slightly from the same period in 1999, while interest expense increased $175,000 or 112%. The change in interest income is attributed to a lower cash balance available for investment. The increase in interest expense reflects increases in bank borrowings and interest rate increases throughout the comparable periods.

Gain on Sale of Business

      In January 2000, the Company sold its Internet monitoring service, eWatch, to a company that had been WAVO's primary partner in the development and marketing of eWatch to users worldwide. The Company received cash proceeds in excess of $3,000,000 and recorded a $1,545,000 gain with respect to the sale.

Minority Interest

      Minority interest for the nine months ended September 30, 2000 represents the 25% interest in JamCast.com, Inc., held by Virgin Entertainment Group ("Virgin Entertainment"). The Company sold this interest to Virgin Entertainment in September 1999, in exchange for certain promotional commitments.

See "Special Charges" for discussion of recent developments regarding JamCast.com and Virgin Entertainment.


LIQUIDITY AND CAPITAL RESOURCES

      During the nine months ended September 30, 2000 and 1999, the Company used cash in its operations of $10,863,000 and $11,432,000, respectively.

      Cash flow provided by investing activities was $1,028,000 in the first nine months of 2000 while cash used in investing activities was $4,207,000 in the first nine months of 1999. In January 2000, the Company received cash proceeds of $3,250,000 from the sale its eWatch business. Purchases of property and equipment totaled $2,208,000 and $2,705,000 in 2000 and 1999, respectively. During the first nine months of 1999, the Company also made a $1,483,000 incentive payment in connection with a previous purchase of a business.

      Cash used in financing activities was $1,115,000 in the first nine months of 2000 versus cash provided by financing activities of $663,000 in 1999. In the first nine months of 2000 and 1999, the Company recorded proceeds of $575,000 and $723,000, respectively, from the issuance of common shares in connection with the exercise of employee stock options and $500,000 from a Bridge Loan during the first nine month of 2000. Proceeds in 2000 were offset by the payment of dividends on Series D Preferred Shares ("Series D Shares") and repayment of debt. Additional proceeds in 1999 included $1,260,000 borrowed against the Company's credit facilities. Proceeds in 1999 were partially offset by repayments of debt of $429,000, treasury share purchases of $523,000 for 50,000 shares of the Company's Common Shares and dividend payments on the Company's preferred shares.

            The Company has funded their operations since inception, primarily through the private placement of common and preferred stock, public sale of its Common Stock and from the sale of its product and services. However, the Company has experienced operating losses and accumulated deficits since inception. In October 2000 the Company received cash proceeds of $12,000,000 from the sale of substantially all of the assets utilized in its satellite and FM content delivery business. The sale of these non-core assets and underlying business operations will cause the Company's cash flow used in operations to increase. The Company has taken immediate action to reduce cash used in operations by making significant reductions in its operating expenses. The Company believes that in addition to cash proceeds from the asset sale, it will be required to seek additional capital in the future to fund operations. Management believes it will be able to generate the necessary funding for operations and its internal growth plans through equity offerings, strategic partnerships and through the sale of other non-core assets.

      During the third quarter of 2000, the Company was in default of certain financial covenants required under its bank credit facilities. The Company has received a forbearance from the bank related to such covenants through October 15, 2000, at which time revised financial covenants went into effect. The Company and the Bank have revised the terms of its $7,000,000 credit facility, which includes accelerated payments on the Company's term loan, as well as a $500,000 payment on the loan. The revisions adjust the payment terms of the existing term loan resulting in a payoff over the next eight months and reduces the credit line collateralized by accounts receivable and inventory from $5,000,000 to $2,000,000. Subsequent to the end of the quarter, the Company made the $500,000 payment and was in compliance with the revised covenants required by the bank credit facility. Also, as a result of the sale of the Company's satellite and FM content delivery business, the Company paid $995,000 to reduce the amount outstanding on its credit line. Additionally, in September 2000, the Company received a $500,000 Bridge Loan from an Executive of the Company. The loan was paid off in October 2000.

      The Company's Common Stock is currently listed on the Nasdaq National Market. The Company has received notification from Nasdaq that because the bid price of the Company's Common Shares has been below $1.00 for more than ninety days, the Company faces possible delisting from this exchange. The Company has applied for and has been granted a hearing with Nasdaq. At the hearing the Company will request an extension of time in order to comply with the common share bid price requirement. If a delisting occurs, the Common Shares would trade on the OTC Bulletin Board or in the "pink sheets" maintained by the

National Quotation Bureau, Inc. This may have the effect of limiting the Company's ability to raise additional financing.


FORWARD-LOOKING STATEMENTS

      Certain statements contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and otherwise in this Report are forward-looking. These may be identified by the use of forward-looking words or phrases such as "believe", "expect", "anticipated", "should", "planned", "estimated" and "potential" among others. These forward-looking statements are based on the Company's reasonable current expectations. A variety of factors could cause the Company's actual results and experience to differ materially from the anticipated results or other expectations expressed in such forward-looking statements. The risk and uncertainties that may affect the operations, performance, development and results of the Company include: the complexity and uncertainty regarding the development and implementation of high technology products and services; market acceptance of new products and services; the introduction of competing products or technologies by other companies; pricing pressures from competitors and/or customers; rapid changes in the information services and data delivery industries and markets; the Company's ability to protect its proprietary information and technology or to obtain necessary licenses on commercially reasonable terms; the dependence of the Company's businesses upon a variety of suppliers and vendors; the ability to maintain computer and telecommunications systems, essential to its business operations; the integration and assimilation of acquisitions; the Company's history of losses; the need for future additional financing; the risks and uncertainties of expansion into various international markets; the ability to retain key employees; dependence upon strategic alliances or relationships with other parties; volatility of the Company's Common Share price; the ability of the Company to maintain the listing of its Common Shares on the Nasdaq Stock Market; and the adoption of new or change in existing governmental regulations affecting the Company's business.

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

PART II. OTHER INFORMATION

ITEMS 2. CHANGES IN SECURITIES AND USE OF PROCEEDS.

c)

      On September 15, 2000, the Company issued 1,722,018 of the Company's Common Shares, valued at $1,400,000 to National DataCast, Inc. ("NDI") in connection with an amendment to the terms of the Data Delivery Network Agreement between the Company and NDI, dated October 15, 1996. The agreement includes a provision which states that the Company must file a registration statement on Form S-3 or another appropriate form with the Securities and Exchange Commission ("SEC"), covering the resale of the Company's Shares. If the Registration Statement is not declared effective within ninety days of the initial filing with the SEC, the Company is immediately obligated to repurchase the shares. The shares were issued pursuant to the non-public offering exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.

      On September 15, 2000, in connection with a modification to the terms of a loan and security agreement between the Company and a bank, dated October 14, 1997, the Company issued warrants to purchase 125,666 Common Shares that were valued at $64,000 and expire on September 15, 2005. The exercise price is $.70 per Common Share. The warrants were issued pursuant to the non-public offering exemption from registration in Section 4(2) of the Securities Act of 1933, as amended.


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

(a)   The following exhibits are included herein:

      27    Financial Data Schedule.

(b)   Reports on Form 8-K.

   On September 13, 2000, the Company filed a Current Report on Form 8-K, reporting in Item 5 that the Company had entered into an agreement with Cidera, Inc., to sell substantially all of the assets of the Company's wholly-owned subsidiary, WavePhore Networks, Inc.

   On October 26, 2000, the Company filed a Current Report on Form 8-K, reporting in Item 2 the sale of substantially all of the assets of the Company's wholly-owned subsidiary, WavePhore Networks, Inc. The report included the following: unaudited pro forma condensed consolidated statements of operations of the Company for the year ended December 31, 1999 and the six months ended June 30, 2000 and the unaudited pro forma condensed consolidated balance sheet at June 30, 2000.

                                  SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 WAVO Corporation


Date:  November 13, 2000         By  /s/  Michael J. Coffin
                                     ---------------------------------------
                                     Michael J. Coffin
                                     Chief Executive Officer
                                     (Duly Authorized Officer)

Date:  November 13, 2000         By  /s/ Kenneth D. Swenson
                                     -----------------------------------
                                     Kenneth D. Swenson,
                                     Executive Vice President, Chief Financial
                                     Officer and Treasurer (Principal Financial
                                     and Accounting Officer)

                                  EXHIBIT INDEX

      Exhibit                       Exhibit
      Number                        Description
      ------                        -----------
        27                          Financial Data Schedule